Form 10-K
period 1993-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 1994-03-31
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1993

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                  For the transition period from       to

                          Commission File No. 33-10122

                        POLARIS AIRCRAFT INCOME FUND III

                       (A California Limited Partnership)
             (Exact name of registrant as specified in its charter)


               California                    94-3023671
     (State or other jurisdiction of   (IRS Employer I.D. No.)
     incorporation or organization)

Four Embarcadero Center, San Francisco, California          94111-4146
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:(415) 362-0333

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1993.

                   Documents incorporated by reference:  None

                       This document consists of 40 pages.

                                     PART I

Item 1.   Business

The principal objectives of Polaris Aircraft Income Fund III (PAIF-III or the Partnership) are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-III was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2020.

PAIF-III has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company and GE Capital Corporation (GE Capital), acquire, lease, finance and sell aircraft for their own accounts and for existing aircraft-leasing programs sponsored by them. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner and its affiliates.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2, on page 4. The following table describes the material terms of the Partnership's leases to Continental Airlines, Inc. (Continental) and Trans World Airlines, Inc. (TWA) as of December 31, 1993:

                                     Number
                        Aircraft       of        Lease        Renewal
        Lessee            Type      Aircraft  Expiration      Options

        Continental    B727-200         3     4/94 (1)         none
                       B727-200A        5    10/96 (1)         none

        TWA            DC-9-30         13     2/98 (2)         none

(1) The Continental leases were modified in 1991; the leases for the Boeing 727-200 aircraft were extended for seven months beyond the initial lease expiration date in September 1993 at approximately 64% of the original lease rates. Continental may terminate the leases for these aircraft at the earlier of April 1994 or 60,000 cycles. The leases for the Boeing 727-200 Advanced aircraft were extended for 37 months beyond the initial lease expiration date in September 1993 at approximately 90% of the original lease rates. The Partnership also agreed to pay for certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms.

(2) TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 13 aircraft is

     February 1998. The TWA leases were modified in 1991; the leases were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates.
     The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms. On January 31, 1992, TWA commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code and subsequently emerged from bankruptcy protection in August 1993 as discussed further in Note 4 to the financial statements of the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10 -K) (Item 8).

The Partnership also owns 3 McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) which have been transferred to aircraft inventory and have been disassembled for sale of their component parts and six Boeing 727-100 aircraft formerly leased to Continental which have been transferred to aircraft inventory and are being remarketed for sale.

Approximately 700 commercial aircraft are currently available for sale or lease. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have opted to downsize, liquidate assets or file for bankruptcy protection. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense in 1993, 1992 and 1991, as discussed in Note 3 to the financial statements of the Form 10-K (Item 8). A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-100   The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727-100 is a short to medium range jet carrying approximately 125 passengers on trips of up to 1,500 miles. The operating characteristics of the aircraft, as well as the cost of aging aircraft and corrosion control ADs, have significantly reduced the possibility of re-leasing this type of aircraft.

Boeing 727-200 and Boeing 727-200 Advanced   The Boeing 727 was the first
tri-jet introduced into commercial service. The Boeing 727 is a short to medium range jet used for trips of up to 1,500 miles. The Boeing 727-200 aircraft was introduced in 1967 and 299 were built between 1967 and 1972. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity. Noise suppression hardware, commonly known as a "hushkit," has been developed which, when installed on the aircraft, bring the Boeing 727-200 and the Boeing 727-200 Advanced into compliance with Federal Aviation Administration (FAA) Stage 3 noise limits. The cost of the hushkit is approximately $1.75 million for the Boeing 727-200 aircraft and approximately $2.5 million for the Boeing 727-200 Advanced aircraft. However, while technically feasible, hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion. Demand for Boeing 727-200 aircraft is currently very soft due to the general oversupply of narrowbody aircraft.

McDonnell Douglas DC-9-10/30   The McDonnell Douglas DC-9-10, a short to medium
range twin-engine jet, was introduced in 1965. The DC-9-30, which is a stretched version of the DC-9-10, was introduced in 1967. This model offered improved performance when carrying heavier loads. Over 970 DC-9 aircraft were produced and there are approximately 56 operators worldwide. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits costing approximately $1.6 million are available to bring these aircraft into compliance with Stage 3 requirements. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, is currently soft.

It is expected that the FAA will continue to propose and adopt ADs similar to those discussed above for the Boeing 727s, which will require modifications at some point in the future to prevent fatigue cracks and control corrosion. Likewise demand, and hence value, of the aircraft is expected to continue to diminish to the extent that the costs of bringing DC-9 aircraft into compliance with any ADs reduces the economic efficiency of operating these aircraft.

The general partner believes that the current soft market reflects, in addition to the factors cited above, the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification.


Item 2.   Properties

PAIF-III owns a portfolio of 27 commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to TWA and eight Boeing 727 (Series 200 and 200 Advanced) aircraft leased to Continental. All leases are operating leases. The Partnership also owns 3 McDonnell Douglas DC-9-10 aircraft formerly leased to Midway which were transferred to aircraft inventory and have been disassembled for sale of their component parts and six Boeing 727-100 aircraft formerly leased to Continental which are being remarketed for sale. The following table describes the Partnership's aircraft portfolio in greater detail:

                                                               Cycles
                                                Year of    As of 10/31/93
        Aircraft Type          Serial Number  Manufacture       (1)

Boeing 727-100                        18329         1965          47,689
Boeing 727-100                        18331         1965          47,626
Boeing 727-100                        18848         1965          47,200
Boeing 727-100                        18852         1965          46,960
Boeing 727-100                        18854         1965          45,877
Boeing 727-100                        18860         1965          45,772

Boeing 727-200                        19804         1968          56,817
Boeing 727-200                        20243         1969          54,558
Boeing 727-200                        20384         1970          53,515
Boeing 727-200A                       21247         1976          28,909
Boeing 727-200A                       21248         1976          28,505
Boeing 727-200A                       21249         1976          28,343
Boeing 727-200A                       21363         1977          26,971
Boeing 727-200A                       21366         1977          26,770
McDonnell Douglas DC-9-10             45737         1966            (2)
McDonnell Douglas DC-9-10             45741         1966            (2)
McDonnell Douglas DC-9-10             45779         1967            (2)
McDonnell Douglas DC-9-30             47028         1967          76,411
McDonnell Douglas DC-9-30             47029         1967          75,497
McDonnell Douglas DC-9-30             47030         1967          75,602
McDonnell Douglas DC-9-30             47095         1967          71,249
McDonnell Douglas DC-9-30             47109         1968          74,369
McDonnell Douglas DC-9-30             47134         1967          70,639
McDonnell Douglas DC-9-30             47136         1968          70,826
McDonnell Douglas DC-9-30             47172         1968          71,660
McDonnell Douglas DC-9-30             47173         1968          74,595
McDonnell Douglas DC-9-30             47248         1968          78,219
McDonnell Douglas DC-9-30             47250         1968          75,803
McDonnell Douglas DC-9-30             47344         1969          72,367
McDonnell Douglas DC-9-30             47491         1970          67,761

(1)  Cycle information as of 12/31/93 is not yet available.
(2)  Aircraft disassembled for sale of component parts.

Item 3.   Legal Proceedings

Continental - On August 23, 1991, the court overseeing Continental's bankruptcy case approved the negotiated agreement reached by Continental and the Partnership as discussed in Note 6 to the financial statements of the Form 10-K (Item 8). Continental emerged from bankruptcy under a plan of reorganization approved by the Bankruptcy Court effective April 28, 1993. The Bankruptcy Court retains jurisdiction over Continental for the purpose of approving the terms of a stipulated settlement in which Continental would continue to operate certain of the Partnership's aircraft under lease.

Midway   As discussed in the Partnership's 1991 Form 10-K, the Partnership had
previously filed a proof of claim in the Midway bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to four of the Partnership's aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no action has been taken to pay or settle the Partnership's bankruptcy claims.

TWA Bankruptcy   TWA submitted a plan of reorganization which has been approved by the Bankruptcy Court and became effective November 3, 1993. TWA has affirmed all of the Partnership's aircraft leases.

Prudential Securities Incorporated (Prudential) Settlement - On October 21, 1993, the U.S. Securities and Exchange Commission announced a settlement with Prudential of an administrative proceeding alleging violations of the anti-fraud provisions of the federal securities laws. It is our understanding that, in connection with this settlement, Prudential has agreed to establish certain claim resolution procedures and expedited arbitration procedures for persons with claims against Prudential arising from their purchase of various limited partnership interests through Prudential. Information regarding the Prudential settlement and claims procedures may be obtained by calling toll-free 1-800-774-0700.

Other Proceedings - Item 10 discusses certain actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the registrant is named as a nominal defendant, the registrant is not a party to these actions.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

a) PAIF-III's units representing assignments of limited partnership interest (Units) are not publicly traded. The Units are held by Polaris Depositary III on behalf of the Partnership's investors (Unit Holders). Currently there is no market for PAIF-III's Units and it is unlikely that any market will develop.

b)   Number of Security Holders:

                                      Number of Record Holders
        Title of Class                as of December 31, 1993

     Limited Partnership Interest:             18,139

     General Partnership Interest:                  1

c)   Dividends:

     The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders totalled $12,500,000, or $25.00 per limited partnership unit, and $10,000,000, or $20.00 per unit, in 1993 and 1992, respectively.


Item 6.   Selected Financial Data

                                            1993             1992              1991               1990              1989
        Revenues                          $20,500,665     $16,910,098      $16,574,900         $37,257,609       $38,863,405
        Net Income (Loss)                   2,707,789      (4,800,779)     (20,128,461)         19,362,089        20,897,036

        Net Income (Loss) allocated
        to Limited Partners                 1,430,836      (5,752,671)     (21,239,545)         15,918,793        17,438,391

        Net Income (Loss) per
        Weighted Average Limited
        Partnership Unit                         2.86          (11.51)          (42.48)              31.84             34.88

        Cash Distributions per
        Weighted Average Limited
        Partnership Unit                        25.00           20.00            26.25               65.00             65.00

        Total Assets                      114,953,271     128,585,579      142,116,664         175,991,064       192,787,249

        Partners' Capital                 113,826,743     125,007,844      140,919,734         175,631,528       192,380,550





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 27 commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and eight Boeing 727 (series 200 and 200 Advanced) aircraft leased to Continental Airlines, Inc. (Continental). The Partnership also owns six Boeing 727-100 aircraft formerly leased to Continental which have been transferred to aircraft inventory and are being remarketed for sale. Three McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) have been transferred to aircraft inventory and disassembled for sale of their component parts. The Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, the former Aero California S.A. de C.V. (Aero California) DC-9-10 aircraft in September 1993 and five of the former Continental DC-9-10 aircraft at varying dates in 1993.


Partnership Operations

For the year ended December 31, 1993, the Partnership recorded net income of $2,707,789, or $2.86 per limited partnership unit, a significant improvement over net losses of $4,800,779 and $20,128,461, or $11.51 and $42.48 per limited partnership unit, for the years ended December 31, 1992 and 1991 respectively. The losses in 1992 and 1991 resulted primarily from adjustments to depreciation expense for declines in estimated future values of aircraft and aircraft inventory, as discussed in the Industry Update section. Depreciation adjustments for 1992 and 1991 were approximately $10.1 million and $19.0 million, respectively, compared to approximately $825,000 in 1993.

Rental revenues, net of related management fees, were higher during 1993 in comparison to the previous two years. Continental began making deferred rent payments in July 1992 on rents deferred and not previously recognized as revenue in 1990 and 1991. Continental also began making deferred rent payments in October 1993 on rents deferred and not previously recognized in 1992. The increase in rent due primarily to the commencement of rent payments by Continental on previously deferred rent was partially offset by lower TWA rental rates (1992 revenues included two months at the higher pre-bankruptcy rates, whereas all rent from TWA in 1993 is at the lower renegotiated rates) and the absence of rental revenue from the Aero California lease.

Interest income also increased for 1993 as additional interest was earned on the rent deferral and modification advances with Continental. Revenues for 1993 include the gain on the sale of two aircraft totalling $233,387 as discussed below and income from a forfeited deposit of $25,000.

Partially offsetting the higher revenues for 1993 were increased operating expenses incurred in the remarketing of off-lease aircraft and disassembling of the former Midway aircraft as discussed below. During the off-lease period, the Partnership bears the operating costs of all routine expenses associated with the aircraft, including storage, insurance and maintenance. When the aircraft are on lease, the lessee bears these costs.

Liquidity and Cash Distributions

As discussed in the Industry Update section, the airline industry in general is facing tremendous economic adversities which have impacted all of the Partnership's lessees. In order to keep the Partnership's aircraft on lease and generating revenue, the Partnership has entered into leases with lower rental rates on all its aircraft, with the exception of those aircraft that were previously off-lease and later sold.

Liquidity   The Partnership has received all lease payments due from TWA and
Continental under the respective modified agreements. In addition, Aero California has made all payments due on the financed sale of the DC-9-10 aircraft as discussed below.

The agreement with Continental stipulates that the Partnership pay for the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. In accordance with the cost sharing agreement, the Partnership financed $165,937 for new image modifications during 1993. The Partnership's balance sheets, in the financial statements of the Form 10-K (Item 8), reflect as notes receivable such reimbursable costs financed through December 31, 1993. The Partnership will use a portion of its cash reserves of approximately $25.6 million as of December 31, 1993 to finance additional costs to Continental.

Cash Distributions   Distributions of cash available from operations commenced
in the second quarter of 1987. Cash distributions to Limited Partners totalled $12,500,000, $10,000,000, and $13,125,000 in 1993, 1992 and 1991, respectively.
Cash distributions per limited partnership unit totalled $25.00, $20.00 and $26.25 in 1993, 1992 and 1991, respectively. The amount of future cash distributions will depend on the Partnership's future cash requirements, continued receipt of the renegotiated rental payments from Continental and TWA, proceeds from the sale of parts from the Partnership disassembled aircraft and the general partner's success in selling the six Boeing 727-100 aircraft formerly on lease to Continental and the three Boeing 727-200 aircraft scheduled to be returned from lease with Continental in April 1994.


TWA Lease Modification

During 1991, TWA defaulted under its leases with the Partnership when it failed to pay its lease payments due on March 5, 1991. On March 28, 1991, TWA and the Partnership entered into lease amendments which specified (i) renegotiated lease rates equal to approximately 71% of the original rates; (ii) payment of the March and April lease payments at the renegotiated rates on March 27, 1991; and
(iii) an advance lump sum payment on March 29, 1991 representing the present value of the remaining lease payments due through the end of the leases in November 1991 at the renegotiated rate. The Partnership recorded the lump sum payment from TWA as deferred income, and recognized the rental revenue as it was earned over the lease term. The Partnership also recognized interest expense equal to the difference between the cash received and the rental revenue earned over the lease term.

In December 1991, the leases for all 13 aircraft were amended further to extend the terms to February 1998, at approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs. If such costs are incurred by TWA, they will be credited against rental due to the Partnership, subject to annual limitations with a maximum of $500,000 per aircraft over the term of the leases.

In January 1992, TWA commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code. TWA has made all payments due under the leases.

TWA received court approval to emerge from bankruptcy protection effective November 3, 1993. TWA notified the partnership of its intention to affirm its leases for all 13 DC-9 aircraft. In addition, while the court had originally granted TWA an additional 90-day period subsequent to its emergence from bankruptcy during which it could exercise its right to reject the Partnerships's leases, TWA has elected to waive that right with respect to the Partnership's aircraft. As previously agreed with TWA, August and September 1993 rentals were drawn from a security deposit held by the Partnership, which had been posted for this purpose by TWA prior to its bankruptcy filing.

In accordance with the cost sharing arrangement described above, in 1993, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. These expenses were offset against rental payments totalling $1.95 million that were due the Partnership in 1993. TWA may offset rental payments up to an additional $4.55 million subject to limitations over the lease term.


Midway Bankruptcy

In March 1991, Midway commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code. In August 1991, the Bankruptcy Court approved Midway's proposal to discontinue use of the Partnership's aircraft, and the aircraft were subsequently returned to the Partnership.

The aircraft were not in compliance with the return conditions specified under the lease. The general partner has retained counsel on behalf of the Partnership to pursue all legal remedies available to protect the interests of the limited partners. Although Midway remains liable for expenses for which it was responsible under its lease, including the costs of complying with return conditions, the Partnership is unlikely to recover material damages resulting from Midway's failure to meet its obligations under the leases, as Midway's bankruptcy estate is minimal. The Partnership sold one of these aircraft in January 1993 and has disassembled the remaining three aircraft for sale of their component parts as discussed later.

Continental Lease Modification

As discussed in the Partnership's Form 10-K for the year ended December 31, 1990, Continental filed for Chapter 11 bankruptcy protection in December 1990. Continental terminated the leases on the six 727-100s and has returned these aircraft to the Partnership. The leases for the seven McDonnell Douglas DC-9-10 aircraft expired from April through June 1991. During the off-lease period, the Partnership bears the cost of all operating expenses associated with the aircraft including storage, insurance, maintenance and remarketing costs. Continental will be entitled, under certain circumstances related to a possible future substantial downsizing by Continental, which is not currently anticipated, to reject the remaining existing leases. The terms of the modified agreement are described below.

For the Partnership's Boeing aircraft, the agreement approved by the Bankruptcy Court in 1991 specifies (i) extension of the leases for the three 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, expected not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's balance sheets reflect the net reimbursable costs incurred of $456,308 and $413,832 as of December 31, 1993 and 1992, respectively, as notes receivable. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease term.

The Partnership recognized rent receivable from Continental of $1,511,750 in its financial statements for the year ended December 31, 1990. As a result of the terms of the above agreement, which included an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 (the Deferred Amount), the Partnership has not recognized the Deferred Amount as rental revenue until it is received, or until the contingencies regarding collectability are removed. Accordingly, the rent receivable recognized at December 31, 1990 was reversed during the first quarter of 1991. The unrecognized Deferred Amounts as of December 31, 1993 and 1992 were $4,148,922 and $6,862,417, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for accrued unpaid rent plus interest on July 1, 1992. During 1993 and 1992, the Partnership received supplemental payments of $3,946,788 and $1,973,394, of which $2,713,495 and $1,202,583 was recognized as rental income in 1993 and 1992, respectively.

Additional Continental Deferral Agreement   As part of its reorganization plan,
Continental requested additional concessions from its aircraft lessors. As a result, the Partnership and Continental reached an agreement to defer rental payments for a period of three months, beginning in November 1992, for a total of $1,852,500 (Additional Deferred Amount), with repayment over the shorter of three and one-half years or the remaining lease term. Repayment with interest began October 1, 1993. The unrecognized Additional Deferred Amount as of

December 31, 1993 was $1,733,100. During 1993, the Partnership received supplemental payments of $162,819, of which $119,400 was recognized as rental income in 1993. Continental continues to pay all other amounts due under the prior agreement.

The Partnership's rights to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims, with the exception of certain deferred amounts. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.


Disassembly of Aircraft

In an attempt to maximize the economic return from three of the four aircraft formerly leased to Midway (the fourth aircraft was sold in 1993 as discussed below), the Partnership entered into an agreement with Soundair, Inc. (Soundair) in 1992 for the disassembly and sale of these aircraft. It is anticipated that the disassembly and sales process will take at least three years. The Partnership has borne the cost of disassembly of approximately $50,000 per aircraft, and will receive the proceeds from the sale of such parts net of commission paid to Soundair. During 1993, the Partnership paid $141,630 for aircraft disassembly costs and received net proceeds from the sale of aircraft inventory of $593,923.

These aircraft have been recorded as aircraft inventory in the Partnership's balance sheet as of December 31, 1992. Upon transferring the aircraft to inventory, the Partnership recorded downward adjustments of $1,050,000. During 1993, the Partnership recorded additional downward adjustments of $801,590 to reflect the current estimate of net realizable aircraft inventory value. These adjustments are included in depreciation expense in the statement of operations in the Form 10-K (Item 8).


Aircraft Sale to Lear 25, Inc. (Lear 25)

In December 1992, the Partnership reached an agreement with Lear 25 for the installment sale of one of the ex-Continental DC-9-10 aircraft which had been off lease since it was returned to the Partnership in early 1991. Under the terms of the sale, Lear 25 made a non-refundable $200,000 down payment and paid the remaining $825,000 in March 1993. The total proceeds of $1,025,000 are approximately 26% of the original acquisition price. The Partnership recorded a $1,000 loss on the sale in 1992. Lear 25 is the owner of several charter operators (passenger and freight) based in Las Vegas, Nevada.


Aircraft Sale to Target Airways, Ltd. (Target)

One ex-Midway DC-9-10 aircraft was sold to Target for $925,000 in January 1993, which resulted in a gain on sale of $146,500. This aircraft was recorded in aircraft inventory as of December 31, 1992.

Aircraft Sale to Aero California

In January 1993, the Partnership agreed to sell to Aero California the DC-9-10 aircraft it was leasing. The Partnership applied the existing security deposit and maintenance reserves toward the purchase price of approximately $1.1 million, and the remainder was paid in monthly installments through September 1993, when title was transferred to Aero California. The Partnership recognized a gain of $86,887 on the sale.


Aircraft Sale to Intercontinental De Aviacion, S.A. (Intercontinental)

In March 1993, the Partnership agreed to sell to Intercontinental five of the six DC-9-10 aircraft formerly on lease to Continental, which had been off-lease since they were returned to the Partnership in early 1991. Two aircraft were sold in March 1993, a third aircraft was sold in April 1993, a fourth aircraft was sold in June 1993, and a fifth aircraft was sold in October 1993 for total proceeds of $3.4 million for the five aircraft. The Partnership recorded no gain or loss on the sales, as the aircraft sales values equalled book values.


Hushkit Options

On August 30, 1990, the Partnership acquired options to purchase up to nine hushkits for Boeing 727 aircraft from Federal Express Corporation (Federal Express). The Partnership's deposit of $90,000 was refunded with interest of $6,587 in 1992, as the Partnership elected not to exercise these options.


Reconciliation of Book Income to Taxable Loss

The following is a reconciliation between net income per limited partnership unit reflected in the financial statements of the Form 10-K (Item 8) and information provided to unit holders for federal income tax purposes:

    1993 book net income per limited partnership unit                          $2.86

        Adjustments for tax purposes:
         Reversal of book rental income previously recognized for tax          (2.60)
         Tax depreciation in excess of book depreciation                       (6.13)
         Tax loss on sale in excess of book loss on sale                      (10.10)
         Sale of inventory and net tax loss on writedown of inventory         (11.11)
         Reversal of Continental rental income previously recognized for tax   (4.39)
         Reversal of Continental interest income previously recognized for tax  (.73)
         Reversal of management fees previously expensed for tax                 .21
         Items capitalized for tax and expensed for book                        3.76

    1993 taxable loss per limited partnership unit                          $ (28.23)

The differences between the net income for book purposes and net loss for tax purposes result from the timing differences of certain income and deductions. The Partnership computes depreciation using the straight line method for financial reporting and tax purposes; however, the aircraft are depreciated using a shorter life for tax purposes. Thus, the current year tax depreciation expense is greater than the book depreciation expense and provides unit holders with the benefit of deferring taxation on a portion of their cash distributions. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments which increased depreciation expense. The adjustments also resulted in a larger tax loss on the aircraft sale than for book. Certain aircraft have been disassembled and held in inventory until their component parts can be sold. A net tax loss resulted from the sale of these component parts along with a writedown of aircraft to tax basis inventory value. For book purposes, such assets are reflected at estimated net realizable value. Certain costs were capitalized for tax purposes and expensed for book purposes.

In addition, there are differences between the recognition of certain deferred rental income for book and tax. As previously discussed, one of the Partnership's lessees, Continental, filed for Chapter 11 bankruptcy protection. The Partnership and Continental subsequently reached agreement as to the payment of deferred and future rentals. The original deferred rentals were converted into promissory notes bearing interest at a 12% rate, to be repaid by Continental over periods of up to 52 months beginning in July 1992. The additional deferred rentals were converted to notes under a similar agreement. For book purposes, the Partnership will not recognize any of these deferred rentals, or the related interest, as income, nor will it accrue management fee expense on such rentals, until the amounts due are received from Continental. However, for tax purposes, these amounts have been accrued over the period in which they were earned.


Industry Update

Maintenance of Aging Aircraft   The process of aircraft maintenance begins at
the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. This program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may uncover the need for repairs or structural modifications that may not have been required under existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million per Boeing 727 aircraft, if none of the required work had been done previously. In general, the new maintenance requirements must be completed by the later of March 1994, or 60,000 cycles for each Boeing 727. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is $1.0 million per aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition, including compliance with all ADs for which action is mandated by the FAA during the lease term, except for certain instances. In negotiating subsequent leases, market conditions generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft market, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are, with few exceptions, no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 51% Stage 3 aircraft and 49% Stage 2 aircraft. The key features of the rule include:

          Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates:

          December 31, 1994, 1996 and 1998 (with waivers available in certain specific cases to December 31, 2003).

          All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective compliance dates noted above).

          Carryforward credits will be awarded to operators for early additions of Stage 3 aircraft to their fleets. These credits may be used to reduce either the number of Stage 2 aircraft it must phase-out or the number of Stage 3 aircraft it must phase-in by the next interim compliance date. The credits must be used by that operator, however, and cannot be transferred or sold to another operator.

The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Economic Community (EEC) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring the eventual phase-out of Stage 2 aircraft is anticipated.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to increasing maintenance and operation costs. The general partner will evaluate, as appropriate, the potential benefits of hushkitting some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership will incur such costs unless they can be recovered through a lease.

Implementation of the Stage 3 standards have adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards.

Demand for Aircraft   Approximately 700 commercial aircraft are currently
available for sale or lease. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have opted to downsize, liquidate assets, or file for bankruptcy protection.

Effects on the Partnership's Aircraft   The Partnership has made downward
adjustments to its estimates of aircraft value for certain of its on-lease aircraft. To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate the Partnership has increased depreciation expense. The Partnership also made downward adjustments to the carrying values of certain of its off-lease aircraft and aircraft inventory where depreciated cost exceeded the estimated net realizable value. During 1993, 1992 and 1991, the Partnership recognized downward adjustments totalling approximately $825,000, $10.1 million and $19.0 million, respectively, for certain of its aircraft and, with respect to 1993, the adjustment also included aircraft inventory. These adjustments are included in depreciation expense in the statement of operations.

The Partnership's leases expire between April 1994 and February 1998. Current market studies indicate that the Partnership's non-advanced Boeing and McDonnell Douglas aircraft continue to be significantly affected by industry events. Therefore, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then current market rates would be most beneficial for unit holders.


Other Event

Effective October 18, 1993, James F. Walsh resigned as Senior Vice President and Chief Financial Officer of Polaris Investment Management Corporation to assume new responsibilities at GE Capital Corporation. Bobbe V. Sabella has assumed the position of Vice President and Chief Financial Officer. Ms. Sabella has served the general partner in various capacities since September 1986, most recently as Vice President-Finance of Polaris Investment Management Corporation.

Item 8.   Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND III

                       (A California Limited Partnership)




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1993 AND 1992


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund III:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III (a California Limited Partnership) as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN & CO.



San Francisco, California,
  January 21, 1994


                                                    POLARIS AIRCRAFT INCOME FUND III
                                                   (A California Limited Partnership)

                                                             BALANCE SHEETS

                                                       DECEMBER 31, 1993 AND 1992
                                                                                               1993                      1992

ASSETS:
CASH                                                                                     $         17,047      $       152,106

SHORT-TERM INVESTMENTS, at cost which approximates market value                                29,065,069           22,317,000

     Total Cash and Short-Term Investments                                                     29,082,116           22,469,106

RENT AND OTHER RECEIVABLES                                                                        659,301               95,609

NOTES RECEIVABLE (Notes 6 and 8)                                                                  456,308            1,238,852

AIRCRAFT at cost, net of accumulated depreciation of
   $64,978,597 in 1993 and $71,136,084 in 1992                                                 81,448,340           98,908,533

AIRCRAFT INVENTORY (Note 7)                                                                     3,281,117            5,750,000

OTHER ASSETS, net of accumulated amortization of
   $796,767 in 1993 and $744,585 in 1992                                                           26,089              123,479

                                                                                         $    114,953,271      $   128,585,579


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):
PAYABLE TO AFFILIATES                                                                    $        190,747      $       110,661

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                           14,000              102,451

LESSEE SECURITY DEPOSITS                                                                           -                   366,707

MAINTENANCE RESERVES                                                                              400,000            1,162,635

DEFERRED INCOME                                                                                   521,781            1,835,281

     Total Liabilities                                                                          1,126,528            3,577,735


PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                             (1,066,735)            (954,798)
   Limited Partners, 500,000 units issued and outstanding                                     114,893,478          125,962,642

     Total Partners' Capital                                                                  113,826,743          125,007,844

                                                                                         $    114,953,271      $   128,585,579


[FN]
              The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND III
                                                   (A California Limited Partnership)

                                                        STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                    1993                      1992                       1991
 REVENUES:
     Rent from operating leases                               $ 18,056,395                $ 15,366,316              $  15,695,438
     Interest                                                    2,185,883                   1,544,782                    879,462
     Gain (loss) on sale of aircraft Not                           233,387                      (1,000)                    -
     Other income                                                   25,000                      -                          -

           Total Revenues                                       20,500,665                  16,910,098                 16,574,900

 EXPENSES:
     Depreciation and amortization                              13,939,172                  20,421,260                 34,576,650
     Management and advisory fees                                  871,021                     755,128                    784,767
     Operating                                                   2,727,105                     273,440                    758,988
     Interest                                                       -                             -                       208,170
     Administration and other                                      255,578                     261,049                    374,786

           Total Expenses                                       17,792,876                  21,710,877                 36,703,361

 NET INCOME (LOSS)                                            $  2,707,789                $ (4,800,779)             $ (20,128,461)


 NET INCOME ALLOCATED TO THE GENERAL PARTNER                  $  1,276,953                $    951,892              $   1,111,084

 NET INCOME (LOSS) ALLOCATED TO THE  LIMITED PARTNERS         $  1,430,836                $ (5,752,671)             $ (21,239,545)


 NET INCOME (LOSS) PER LIMITED PARTNERSHIP  UNIT              $       2.86                $     (11.51)             $      (42.48)
















[FN]
              The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND III
                                                   (A California Limited Partnership)

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                    General                  Limited
                                                                    Partner                  Partners                   Total
 Balance, December 31, 1990                                      $  (448,330)            $  176,079,858              $ 175,631,528

     Net income (loss)                                             1,111,084                (21,239,545)               (20,128,461)

     Cash distributions to partners                               (1,458,333)               (13,125,000)               (14,583,333)
 Balance, December 31, 1991                                         (795,579)               141,715,313                140,919,734

     Net income (loss)                                                951,892                (5,752,671)                (4,800,779)

     Cash distributions to partners                                (1,111,111)              (10,000,000)               (11,111,111)
 Balance, December 31, 1992                                          (954,798)              125,962,642                125,007,844

     Net income                                                     1,276,953                 1,430,836                  2,707,789

     Cash distributions to partners                                (1,388,890)              (12,500,000)               (13,888,890)
 Balance, December 31, 1993                                      $ (1,066,735)           $  114,893,478              $ 113,826,743




























[FN]
              The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND III
                                                   (A California Limited Partnership)
                                                        STATEMENTS OF CASH FLOWS
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                               1993                  1992                  1991
OPERATING ACTIVITIES:
   Net income (loss)                                                      $ 2,707,789          $ (4,800,779)           $(20,128,461)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                         13,939,172            20,421,260              34,576,650
     Loss (gain) on sale of aircraft                                         (233,387)                1,000                  -
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other receivables                     (563,692)              945,485                 525,022
       Decrease (increase) in other assets                                     -                    (26,089)                  9,076
       Decrease in inventory                                                  465,000                -                       -
       Increase (decrease) in payable to affiliates                            80,086              (132,422)                 88,245
       Increase (decrease) in accounts payable and accrued
           liabilities                                                        (88,451)              (38,727)                117,112
       Increase (decrease) in deferred income                              (1,313,500)            1,821,781                (168,132)
       Increase (decrease) in lessee security
           deposits                                                          (366,707)              204,429                 162,278
       Increase (decrease) in maintenance  reserves                          (762,635)              681,713                 480,922

           Net cash provided by operating activities                       13,863,675            19,077,651              15,662,712

INVESTING ACTIVITIES:
   Lease acquisition costs                                                     -                    (12,517)                (32,690)
   Improvements to aircraft                                                    -                   (210,385)                 -
   Net proceeds from sale of aircraft                                       6,228,388               200,000                  -
   Net proceeds from sale of aircraft inventory                               593,923                -                       -
   Inventory disassembly costs                                               (141,630)               -                       -
   Increase in notes receivable                                              (165,937)             (506,771)                 -
   Principal payments on notes receivable                                     123,481                92,919                  -
   Refund of deposit on hushkit options                                        -                     90,000                  -

           Net cash provided by (used in) investing activities              6,638,225              (346,754)                (32,690)

FINANCING ACTIVITIES:
   Cash distributions to partners                                         (13,888,890)          (11,111,111)            (14,583,333)

           Net cash used in financing activities                          (13,888,890)          (11,111,111)            (14,583,333)


CHANGES IN CASH AND SHORT-TERM INVESTMENTS                                  6,613,010             7,619,786               1,046,689


CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF YEAR                       22,469,106            14,849,320              13,802,631


CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                            $29,082,116           $22,469,106             $14,849,320

[FN]
              The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1993


1.      Accounting Principles and Policies

Accounting Method   Polaris Aircraft Income Fund III (PAIF-III or the
Partnership), a California Limited Partnership, maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.

Aircraft and Depreciation   The aircraft are recorded at cost, which includes
acquisition costs. Depreciation to an estimated salvage value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition is calculated based upon the number of days that the aircraft are in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life. For any downward adjustment in estimated residual, or change in the estimated remaining economic life, the depreciation expense over the remaining life of the aircraft is increased. If the expected net income generated from the lease (rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs   Aircraft modification and maintenance costs which are
determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the appropriate period. These costs are also subject to the periodic evaluation discussed above.

Aircraft Inventory   Aircraft held in inventory for sale are reflected at the
lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until book value is fully recovered.

Operating Leases   The aircraft leases are accounted for as operating leases.
Lease revenues are recognized in equal installments over the terms of the leases.

Other Assets   Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease.

Income Taxes   The Partnership files federal and state information income tax returns only.  Taxable income or loss is reportable by the individual partners.

Net Income (Loss) Per Limited Partnership Unit   Net income (loss) per limited
partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1993, 1992 and 1991.

Short-Term Investments   The Partnership classifies all liquid investments with
original maturities of three months or less as short-term investments.

Operating Expenses   Operating expenses include costs incurred to maintain,
insure and lease the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.


2.      Organization and the Partnership


The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the general partner and the depositary contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depositary units (Units), representing assignments of limited partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 Units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987.

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depositary Company III (PDC) serves as the depositary. PIMC and PDC are wholly owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. GE Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. Allocations to affiliates are described in
Note 10.



3.      Aircraft

The Partnership originally owned a portfolio of 38 used commercial jet aircraft, which were acquired, leased and sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are generally net leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term including Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in December 1992, and another seven aircraft in 1993, as discussed in Note 8.

Thirteen McDonnell Douglas DC-9-30s   These aircraft were acquired for
$86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing as discussed in Note 4.

Four McDonnell Douglas DC-9-10s   These aircraft were acquired for $15,768,766
in 1987 and leased to Midway Airlines, Inc. (Midway). Midway defaulted under its leases in January 1991 and returned the aircraft to the Partnership as described in Note 5. The Partnership has disassembled three of the aircraft for sale of their component parts (Note 7). One aircraft was sold to Target Airways, Ltd. during January 1993 as described in Note 8.

Fourteen Boeing 727s (Series 100, 200 and 200 Advanced) and Seven McDonnell
Douglas DC-9-10s   These aircraft were acquired for $111,830,728 in 1987 and
leased to Continental Airlines, Inc. (Continental) for terms of 72 months for the Boeing aircraft and 42 months for the McDonnell Douglas aircraft. Continental filed for Chapter 11 bankruptcy protection in December 1990. In 1991, the Partnership and Continental entered into an agreement for Continental's continued lease of eight of the Partnership's Boeing aircraft; however, Continental rejected the leases on six Boeing 727-100s and the seven McDonnell Douglas DC-9-10s. Note 6 contains a detailed discussion of the Continental events. Six of the seven McDonnell Douglas DC-9-10 aircraft were sold in 1993 and 1992 as discussed in Note 8. During 1993, the six Boeing 727-100s were transferred to aircraft inventory and are being remarketed for sale. Upon transferring the aircraft to aircraft inventory, the Partnership recorded downward adjustments to the aircraft value, which are included in the adjustment discussed in Note 7.

In June 1991, one of the DC-9-10 aircraft formerly leased to Continental was leased to Aero California S.A. de C.V. (Aero California) for a lease term of 18 months at approximately 76% of the original lease rate with Continental. The aircraft was subsequently sold to Aero California in September 1993, as discussed in Note 8.

The following is a schedule by year of future minimum rental income under the existing leases including the deferred rental payments specified in the Continental lease modifications (Note 6):

                                              Continental Deferred
                 Year                              Amount (1)             Rental Payments                Total
                 1994                              $   2,211,440           $   13,950,000            $   16,161,440
                 1995                                  1,729,060               13,320,000                15,049,060
                 1996                                  1,781,940               12,400,000                14,181,940
                 1997                                    159,582                7,800,000                 7,959,582
                 1998 and thereafter                     -                      1,300,000                 1,300,000
                                                   $   5,882,022           $   48,770,000            $   54,652,022

(1) Rental payments for the period from December 1990 through September 1991 are payable with interest commencing in July 1992 according to the Continental lease modification agreement. Rental payments for the period from November 1992 through January 1993 are payable with interest commencing in October 1993 according to the additional lease modification agreement with Continental.
These payments are shown separately from regular rental payments because of contingencies regarding collectability as discussed in Note 6.

Future minimum rental payments may be offset or reduced by future costs as described in Notes 4 and 6.

During 1992 and 1991, the Partnership made downward adjustments to its estimates of aircraft value for certain of its on-lease aircraft. To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate, the Partnership has increased depreciation expense as described in Note 1. The Partnership also made downward adjustments to the carrying values of certain of its off-lease aircraft and aircraft inventory where depreciated cost exceeded the estimated net realizable value. During 1993, 1992 and 1991, the Partnership recognized downward adjustments totalling approximately $825,000, $10.1 million and $19.0 million, respectively, for certain of its off-lease and on-lease aircraft and, with respect to 1993, the adjustment also included aircraft inventory. These adjustments are included in depreciation expense in the statements of operations.


4.   TWA Lease Modification

During 1991, TWA defaulted under its leases with the Partnership when it failed to make its lease payments due on March 5, 1991. On March 28, 1991, TWA and the Partnership entered into lease amendments which specified (i) renegotiated lease rates equal to approximately 71% of the original rates; (ii) payment of the March and April lease payments at the renegotiated rates on March 27, 1991; and
(iii) an advance lump sum payment on March 29, 1991 representing the present value of the remaining lease payments due through the end of the leases in November 1991 at the renegotiated rate. The Partnership recorded the lump sum payment from TWA as deferred income, and recognized the rental revenue as it was earned over the lease term. The Partnership also recognized interest expense equal to the difference between the cash received and the rental revenue earned over the lease term.

In December 1991, the leases for all 13 aircraft were extended further to extend the terms to February 1998 at approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs. If such costs are incurred by TWA, they will be credited against rental due to the Partnership, subject to annual limitations with a maximum of $500,000 per aircraft over the term of the leases.

In January 1992, TWA commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code. TWA has made all payments due under the leases.

TWA received court approval to emerge from bankruptcy protection effective November 3, 1993. TWA notified the partnership of its intention to affirm its leases for all 13 DC-9 aircraft. In addition, while the court had originally granted TWA an additional 90-day period subsequent to its emergence from bankruptcy during which it could exercise its right to reject the Partnerships's leases, TWA has elected to waive that right with respect to the Partnership's aircraft. As previously agreed with TWA, August and September 1993 rentals were drawn from a security deposit held by the Partnership, which had been posted for this purpose by TWA prior to its bankruptcy filing.

In accordance with the cost sharing arrangement described above, in 1993, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. These expenses were offset against rental payments totalling $1.95 million that were due the Partnership in 1993. TWA may offset rent up to an additional $4.55 million subject to limitations over the lease term.

5.   Midway Bankruptcy

In March 1991, Midway commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code. In August 1991, the Bankruptcy Court approved Midway's proposal to discontinue use of the Partnership's aircraft, and the aircraft were subsequently returned to the Partnership.

The aircraft were not in compliance with the return conditions specified under the lease. The general partner has retained counsel on behalf of the Partnership to pursue all legal remedies available to protect the interests of unit holders. Although Midway remains liable for expenses for which it was responsible under its lease, including the costs of complying with return conditions, the Partnership is unlikely to recover material damages resulting from Midway's failure to meet its obligations under the leases, as Midway's bankruptcy estate is minimal. The Partnership sold one of these aircraft in January 1993 (Note 8), and has disassembled the remaining three aircraft for sale of their component parts (Note 7).


6.   Continental Lease Modification

As discussed in the Partnership's Form 10-K for the year ended December 31, 1990, Continental filed for Chapter 11 bankruptcy protection in December 1990. Continental terminated the leases on the six 727-100s and has returned these aircraft to the Partnership. The leases for the seven McDonnell Douglas DC-9-10 aircraft expired during the period of April through June 1991. During the off-lease period, the Partnership must bear the cost of all operating expenses associated with the aircraft including storage, insurance, maintenance and remarketing costs. Continental will be entitled, under certain circumstances related to a possible future substantial downsizing by Continental, which is not currently anticipated, to reject the remaining existing leases. The terms of the modified agreement are described below.

For the Partnership's Boeing aircraft, the agreement approved by the Bankruptcy Court in 1991 specifies (i) extension of the leases for the three 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's balance sheets reflect the net reimbursable costs incurred of $456,308 and $413,852 as of December 31, 1993 and 1992, respectively, as notes receivable. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease term.

The Partnership recognized rent receivable from Continental of $1,511,750 in its financial statements for the year ended December 31, 1990. As a result of the terms of the agreement, which includes an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 (Deferred Amount), the Partnership will not recognize the Deferred Amount as rental revenue until it is received, or until the contingencies regarding collectability are removed. Accordingly, the rent receivable recognized at December 31, 1990 was reversed during the first quarter of 1991. The unrecognized Deferred Amounts as of December 31, 1993 and 1992 were $4,148,922 and $6,862,417, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for accrued unpaid rent plus interest on July 1, 1992. During 1993 and 1992, the Partnership received supplemental payments of $3,946,788 and $1,973,394, of which $2,713,495 and $1,202,583 was recognized as rental income in 1993 and 1992, respectively.

Additional Continental Deferral Agreement   As part of its reorganization plan,
Continental requested additional concessions from its aircraft lessors. As a result, the Partnership and Continental reached an agreement to defer rental payments for a period of three months, beginning in November 1992, for a total of $1,852,500 (Additional Deferred Amount), with repayment over the shorter of three and one-half years or the remaining lease term. Repayment with interest began October 1, 1993. During 1993, the Partnership received supplemental payments of $162,819, of which $119,400 was recognized as rental income in 1993. The unrecognized Additional Deferred Amount as of December 31, 1993 was $1,733,100. Continental continues to pay all other amounts due under the prior agreement.

The Partnership's rights to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims, with the exception of certain deferred amounts. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.


7.   Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four aircraft formerly leased to Midway (Note 5), the Partnership entered into an agreement with Soundair, Inc. (Soundair) on October 31, 1992, for the disassembly and sale of these aircraft. It is anticipated that the disassembly and sales process will take approximately three years. The Partnership has borne the cost of disassembly of approximately $50,000 per aircraft, and will receive the proceeds from the sale of such parts net of commission paid to Soundair. During 1993, the Partnership paid $141,630 for aircraft disassembly costs and received net proceeds from the sale of aircraft inventory of $593,923.

These aircraft have been recorded as aircraft inventory in the accompanying balance sheet as of December 31, 1993 and 1992 as described in Note 3. Upon transferring the aircraft to inventory, the Partnership recorded downward adjustments of $1,050,000. During 1993, the Partnership recorded additional downward adjustments of $801,590 to reflect the current estimate of net realizable aircraft inventory value. These adjustments are included in depreciation expense in the statement of operations.

8.   Aircraft Sales

Lear 25, Inc. (Lear 25) - In December 1992, the Partnership sold one of the ex-Continental DC-9-10 aircraft to Lear 25 for $1,025,000. The aircraft had been off lease since it was returned to the Partnership in early 1991. Under the terms of the sale, Lear 25 made a non-refundable $200,000 down payment and paid the remaining $825,000 in March 1993. The total proceeds of $1,025,000 were approximately 26% of the original acquisition price. The Partnership recorded a $1,000 loss on the sale in 1992.

Target Airways, Ltd. (Target) - One ex-Midway DC-9-10 aircraft was sold to Target for $925,000 in January 1993, resulting in a gain on sale of $146,500. This aircraft was recorded in aircraft inventory as of December 31, 1992.

Aero California - In January 1993, the Partnership agreed to sell to Aero California the DC-9-10 aircraft it was leasing. The Partnership applied the existing security deposit and maintenance reserves toward the purchase price of approximately $1.1 million, and the remainder was paid in monthly installments through September 1993, when title was transferred to Aero California. The Partnership recognized a gain of $86,887 on the sale.

Intercontinental De Aviacion S.A. (Intercontinental) - In March 1993, the Partnership agreed to sell to Intercontinental five of the six DC-9-10 aircraft formerly on lease to Continental, which had been off-lease since they were returned to the Partnership in early 1991. Two aircraft were sold in March 1993, a third aircraft was sold in April 1993, a fourth aircraft was sold in June 1993, and a fifth aircraft was sold in October 1993 for total proceeds of $3.4 million for the five aircraft. The Partnership recorded no gain or loss on the sales, as the aircraft sales prices equalled book values.


9.   Hushkit Options

On August 30, 1990, the Partnership acquired options to purchase up to nine hushkits for Boeing 727 aircraft from Federal Express Corporation (Federal Express). The Partnership's deposit of $90,000 was refunded with interest of $6,587 in 1992, as the Partnership elected not to exercise these options.


10.  Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

   a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent.

   b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets.

        In 1993, 1992 and 1991, the Partnership reimbursed PIMC for expenses of $754,345, $703,756 and $943,571, respectively. Reimbursements totalling $190,747 and $110,661 were payable to PIMC at December 31, 1993 and 1992, respectively.

   c. A 10% interest in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

   d. A subordinated sales commission of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions shall be paid only after unit holders have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.


11.  Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

In 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). One of the requirements of SFAS 109 is for a public enterprise that is not subject to income taxes, because its income is taxed directly to its owners, to disclose the net difference between the tax basis and the reported amounts of the enterprise's assets and liabilities.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1993 are as follows:

                    Reported Amounts  Tax Basis    Net Difference

     Assets          $114,953,271    $89,815,206    $ 25,138,065

     Liabilities        1,126,528        514,819         611,709


                                              SCHEDULE V   PROPERTY, PLANT, AND EQUIPMENT
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                      Balance at Beginning          Additions                                         Balance at
                Classification             of Period                 at Cost                Retirements              End of Period
1993:               Aircraft             $ 170,044,617                  -                    23,617,680              $ 146,426,937

1992:               Aircraft             $ 213,762,540              210,385                  43,928,308              $ 170,044,617

1991:               Aircraft             $ 213,762,540                  -                        -                   $ 213,762,540






                                         SCHEDULE VI   ACCUMULATED DEPRECIATION, DEPLETION, AND
                                             AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                      Balance at Beginning     Additions Charged to                                   Balance at
                Classification             of Period                 Expense                Retirements              End of Period
1993:               Aircraft             $  71,136,084            13,040,193                 19,197,680              $  64,978,597

1992:               Aircraft             $  88,028,233            20,261,159                 37,153,308              $  71,136,084

1991:               Aircraft             $  53,817,925            34,210,308                     -                   $  88,028,233


                                    PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 10.  Directors and Executive Officers of the Registrant

PAIF-III has no directors or officers. PIMC is the General Partner of the Partnership and as such manages and controls the business of the Partnership. The directors and officers of PIMC are:


                  Name                                Position

          Herbert D. Depp               Chairman of the Board; President;
                                        Director

          Howard L. Feinsand            Senior Vice President; Director

          John E. Flynn                 Senior Vice President   Aircraft
                                        Marketing

          Richard J. Adams              Senior Vice President   Aircraft
                                        Sales and Leasing

          James T. Caleshu              Senior Vice President and General
                                        Counsel; Secretary

          Bobbe V. Sabella              Vice President and Chief Financial
                                        Officer

          Robert M.J. Ward              Vice President   International


          James R. Weiland              Vice President   Technical

          James W. Linnan               Vice President   Financial
                                        Management

          Robert W. Dillon              Vice President   Aviation Legal and
                                        Insurance Affairs; Assistant
                                        Secretary


Mr. Depp, 49, assumed the position of the President effective April 1991, previously having served as Executive Vice President of PIMC and PALC since July
1989, Vice President   Aircraft Marketing since June 1986, Vice President
Commercial Aircraft since August 1984, and Director of Marketing   Aircraft
since November 1980.  Mr. Depp assumed the position of Chairman effective April

1991. He has been a director of PIMC and of PHC since May 1990 and a director of PALC since April 1991.

Mr. Feinsand, 46, joined PIMC and PALC as Vice President and General Counsel; Assistant Secretary in April 1989. Effective July 1989, Mr. Feinsand assumed the positions of Senior Vice President which he continues to hold, and previously served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand also serves as a director of PIMC. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc.

Mr. Flynn, 53, was elected Senior Vice President   Aircraft Marketing effective
April 1991, having previously served as Vice President   North America of PIMC
and PALC since July 1989.  Mr. Flynn joined PALC in March 1989 as Vice President
 Cargo. For the two years prior to the time he joined PALC, Mr. Flynn was a Transportation Consultant.

Mr. Adams, 60, serves as Senior Vice President   Aircraft Sales and Leasing of
PIMC and PALC effective August 1992; having previously served as Vice President
Aircraft Sales & Leasing, Vice President   North America, and Vice President
Corporate Aircraft since he joined PALC in August 1986.

Mr. Weiland, 50, joined PIMC and PALC in September 1990 as Vice President Technical. Prior to joining PIMC and PALC, Mr. Weiland had been President and Chief Executive Officer of RAMCO, a company organized to build and operate an aircraft maintenance facility, since 1986.

Mr. Caleshu, 54, joined PIMC and PALC in August 1992 as Senior Vice President and General Counsel. Prior to joining PIMC and PALC, Mr. Caleshu, an attorney, was a partner in the San Francisco firm of Pettit and Martin from 1966 to 1992.

Ms. Sabella, 37, was elected Vice President and Chief Financial Officer effective October 1993, having previously served as Vice President - Finance since April 1992, Vice President and Controller since January 1990 and Corporate Controller of PIMC and PALC since September 1986.

Mr. Ward, 50, has served as Vice President   International of PIMC and PALC
since October 1987, with responsibility for Asia, Central America, Pacific and Latin America.

Mr. Linnan, 52, was elected Vice President   Financial Management effective
April 1991, having previously served as Vice President   Investor Marketing of
PIMC and PALC since July 1986.

Mr. Dillon, 52, was elected Vice President   Aviation Legal and Insurance
Affairs effective April 1989. Previously, he has served as General Counsel of PIMC and PALC since January 1986.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1993 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

As reported in the Partnership's 1990 Form 10-K, on June 8, 1990, a purported class action entitled Harner, et al, v Prudential Bache Securities, (to which the Partnership was not a party) was filed by certain purchasers of units in a 1983 and 1984 public offering in several corporate aircraft public partnerships. PALC and PIMC were named as two of the defendants in this action. On September 24, 1991, the court entered an order in favor of PALC and PIMC granting their motion for summary judgement and dismissing the plaintiffs' complaint with prejudice. On March 13, 1992, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On August 21, 1992, the court of Appeals ordered consolidation of the Appellants' causes for the purposes of briefing and submission. This appeal was fully briefed and oral argument was held. Parties are waiting for the Court to issue a decision.

On October 27, 1992, a Class Action Complaint entitled Edwin Weisl, Jr. et al, Plaintiffs, v the General Partner of the Partnership, its affiliates and others, Defendants, Index No. 29239/92 was filed in the Supreme Court of the State of New York for the County of New York. The Complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, Plaintiff's filed a motion for class certification. On March 1, 1993, Defendants filed motions to dismiss Complaint on numerous grounds, including failure to state a cause of action and statute of limitations. The court has not ruled on the motion for class certification or the motions to dismiss the complaint. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al v Polaris Public Income Funds, et al, was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, PIMC and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Polaris Aircraft Income Funds IV, V and VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of the Partnerships. Among other things, Plaintiffs assert that the Defendants sold interests in the Partnerships while "omitting and failing to disclose the material facts questioning the economic efficacy of" the Partnerships. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v Polaris Holding Company. On that date, defendants also filed a motion to dismiss the Complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the Court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the Circuit Court order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.

On or around May 14, 1993, a purported class action entitled Michael Moross, et al, v Polaris Holding Company, et al, was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in the Polaris Aircraft Income Funds I - VI by nine investors in the Polaris Aircraft Income Funds. The Compliant alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An Amended Compliant was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the district of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the Complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl.

On September 21, 1993, a purported derivative action entitled Novak, et al, v. Polaris Holding Company, et al, was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of Polaris Aircraft Income Funds I - III (the "Partnerships"). The Complaint names as defendants Polaris Holding Company, its affiliates and others. Polaris Aircraft Income Funds I - III are named as nominal defendants. The Complaint alleges, among other things, that defendants mismanaged the Partnerships, engaged in self-dealing transactions that were detrimental to the Partnerships and failed to make required disclosure in connection with the sale of the Partnership units. The Complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the Complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail.

On or around March 13, 1991, a purported class action entitled Kahn v Polaris Holding Company, et al, was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in

Polaris Aircraft Income Fund V ("PAIF V") was filed by one investor in the above named fund. The Complaint names as defendants the Company, Polaris Holding Company, its affiliates and others. The Complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interest in PAIF V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs.

Defendants' time to move, answer or otherwise plead with respect to the Complaint has been extended by stipulation up to and including 30 days after the Court rules on the pending motions to dismiss, or the motions are otherwise resolved, in Weisl v Polaris Holding Company, et al. The Partnership is not named as a defendant in this action.


Item 11.  Management Remuneration and Transactions

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $893,701 were paid to PIMC in 1993.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   a) No person owns of record, or is known by PAIF-III to own beneficially more than five percent of any class of voting securities of PAIF-III.

   b) The General Partner of PAIF-III owns the equity securities of PAIF-III as set forth in the following table:

                   (1)                    (2)                                          (3)                                   (4)
                  Title                 Name of                                Amount and Nature of                        Percent
                 of Class           Beneficial Owner                           Beneficial Ownership                        of Class
                General         Polaris Investment           Represents a 10.0% interest of all cash distributions,
                Partner         Management Corporation       gross income in an amount equal to 9.09% of distributed           100%
                Interest                                     cash available from operations, and a 1% interest in net
                                                             income or loss

     c) There are no arrangements known to PAIF-III, including any pledge by any person of securities of PAIF-III, the operation of which may at a subsequent date result in a change in control of PAIF-III.


Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.   Financial Statements.

     The following are included in Part II of this report:
                                                                   Page No.

          Report of Independent Public Accountants                     19
          Balance Sheets                                               20
          Statements of Operations                                     21
          Statements of Changes in Partners' Capital (Deficit)         22
          Statements of Cash Flows                                     23

          Notes to Financial Statements                                24

2.   Financial Statement Schedules.

     a)   The following are included in Part II of this report:
                                                                     Page No.

       Schedule V   Property, Plant and Equipment                      33
       Schedule VI  Accumulated Depreciation, Depletion; and
                 Amortization of Property, Plant, and Equipment        33

        All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

3. Exhibits required to be filed by Item 601 of Regulation S-K and Reports on Form 8-K.

     a)   Reports on Form 8-K:


        None.

     b)   Exhibits required to be filed by Item 601 of Regulation S-K:

        None.




                                                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                    POLARIS AIRCRAFT INCOME FUND III
                                                                    (REGISTRANT)
                                                                    By:      Polaris Investment
                                                                             Management Corporation
                                                                             General Partner




          March 28, 1994                   By:     /S/ Herbert D. Depp
              Date                                 Herbert D. Depp, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           Signature                                      Title                                    Date


                 /S/Herbert D. Depp                Chairman of the Board and President of Polaris             March 28, 1994
                 (Herbert D. Depp)                 Investment Management Corporation, General Partner
                                                   of the Registrant

                 /S/Howard L. Feinsand             Senior Vice President, Secretary and Director of           March 28, 1994
                 (Howard L. Feinsand)              Polaris Investment Management Corporation, General
                                                   Partner of the Registrant


                 /S/Bobbe V. Sabella               Vice President and Chief Financial Officer of              March 28, 1994
                 (Bobbe V. Sabella)                Polaris Investment Management Corporation, General
                                                   Partner of the Registrant













