Form 10-Q
period 1994-03-31
POLARIS AIRCRAFT INCOME FUND III
filed 1994-05-16
CIK 806031

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to




                          Commission File No. 33-10122



                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-3023671
          Four Embarcadero Center, San Francisco, California 94111-4146
                           Telephone   (415) 362-0333



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X             No

                    This document consists of 13 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                FORM 10-Q - For the Quarter Ended March 31, 1994





                                      INDEX


Part I.   Financial Information                                             Page

        Item 1.   Financial Statements

               a)   Balance Sheets - March 31, 1994 and
                    December 31, 1993 . . . . . . . . . . . . . . . . . . . .  3

               b)   Statements of Operations - Three Months Ended
                    March 31, 1994 and 1993 . . . . . . . . . . . . . . . . .  4

               c)   Statements of Changes in Partners' Capital
                    (Deficit) - Year Ended December 31, 1993
                    and Three Months Ended March 31, 1994 . . . . . . . . . .  5

               d)   Statements of Cash Flows - Three Months
                    Ended March 31, 1994 and 1993 . . . . . . . . . . . . . .  6

               e)   Notes to Financial Statements . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . .  9



Part II.  Other Information

        Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 11

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 12

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13



                                                     Part I.  Financial Information

Item 1.  Financial Statements

                                                    POLARIS AIRCRAFT INCOME FUND III,
                                                    A California Limited Partnership

                                                             BALANCE SHEETS

                                                                                             March 31                December 31,
                                                                                              1994                      1993
                                                                                           (Unaudited)
ASSETS:
CASH AND CASH EQUIVALENTS                                                                 $   16,679,397       $        17,047

SHORT-TERM INVESTMENTS, at cost which approximates market value                                   -                 29,065,069

  Total Cash and Cash Equivalents and Short-Term Investments                                  16,679,397            29,082,116

RENT AND OTHER RECEIVABLES                                                                       620,043               659,301

NOTES RECEIVABLE                                                                                 626,959               456,308

AIRCRAFT at cost, net of accumulated depreciation of
  $67,672,048 in 1994 and $64,978,597 in 1993                                                 78,754,889            81,448,340

AIRCRAFT INVENTORY                                                                             3,045,149             3,281,117

OTHER ASSETS                                                                                      26,089                26,089

                                                                                          $   99,752,526       $   114,953,271


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                                     $      112,110       $       190,747

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                           2,500                14,000

MAINTENANCE RESERVES                                                                             400,000               400,000

DEFERRED INCOME                                                                                  521,781               521,781

    Total Liabilities                                                                          1,036,391             1,126,528

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                                             (1,217,979)           (1,066,735)

  Limited Partners, 500,000 units issued and outstanding                                      99,934,114           114,893,478

     Total Partners' Capital                                                                  98,716,135           113,826,743

                                                                                          $   99,752,526       $   114,953,271

         			The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND III,
                                                    A California Limited Partnership

                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)




                                                                                         Three Months Ended March 31,
                                                                                        1994                      1993
             REVENUES:
                 Rent from operating leases                                       $    4,703,809           $    4,430,284
                 Interest                                                                408,842                  573,810
                 Gain on sale of aircraft                                                 -                       146,500
                 Other income                                                             -                        25,000

                         Total Revenues                                                5,112,651                5,175,594

             EXPENSES:
                 Depreciation and amortization                                         2,693,451                5,394,064
                 Management and advisory fees                                            226,002                  213,848
                 Operating                                                             1,965,706                  544,260
                 Administration and other                                                 60,322                   67,695

                         Total Expenses                                                4,945,481                6,219,867

             NET INCOME (LOSS)                                                    $      167,170           $   (1,044,273)


             NET INCOME ALLOCATED TO THE
                 GENERAL PARTNER                                                  $    1,376,534           $      239,532

             NET LOSS ALLOCATED TO
                 LIMITED PARTNERS                                                 $   (1,209,364)          $   (1,283,805)

             NET LOSS PER LIMITED
                 PARTNERSHIP UNIT                                                 $        (2.42)          $        (2.57)

















         			The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND III,
                                                    A California Limited Partnership

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                               (Unaudited)

                                                                           Year Ended December 31, 1993 and
                                                                           Three Months Ended March 31, 1994

                                                                   General              Limited
                                                                   Partner             Partners               Total
             Balance, December 31, 1992                       $   (954,798)            $125,962,642         $125,007,844

                 Net income                                      1,276,953                1,430,836            2,707,789

                 Cash distributions to partners                 (1,388,890)             (12,500,000)         (13,888,890)

             Balance, December 31, 1993                         (1,066,735)             114,893,478          113,826,743

                 Net income (loss)                               1,376,534               (1,209,364)             167,170

                 Cash distribution to partners                  (1,527,778)             (13,750,000)         (15,277,778)

             Balance, March 31, 1994                          $ (1,217,979)            $ 99,934,114          $ 98,716,135






























         			The accompanying notes are an integral part of these statements.



                                                    POLARIS AIRCRAFT INCOME FUND III,
                                                    A California Limited Partnership

                                                        STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                                                         Three Months Ended March 31,

                                                                                           1994                1993
             OPERATING ACTIVITIES:
                 Net income (loss)                                                     $    167,170         $ (1,044,273)

                 Adjustments to reconcile net income (loss) to net cash provided by operating activities:

                    Depreciation and amortization                                         2,693,451            5,394,064
                    Gain on sale of aircraft                                                 -                  (146,500)
                    Changes in operating assets and liabilities:

                      Decrease (increase) in rent and other receivables                      39,258             (555,074)
                      Decrease in aircraft inventory                                         -                   450,000
                      Increase (decrease) in payable to affiliates                          (78,637)              52,807
                      Decrease in accounts payable and accrued
                         liabilities                                                        (11,500)             (18,446)
                      Decrease in deferred income                                            -                   (13,500)
                      Increase in lessee security deposits                                   -                    75,552
                      Increase in maintenance reserves                                       -                    50,000

                         Net cash provided by operating activities                        2,809,742            4,244,630

             INVESTING ACTIVITIES:
                 Net proceeds from sale of aircraft                                          -                 3,050,000
                 Net proceeds from sale of aircraft inventory                               235,968               28,542
                 Increase in notes receivable                                              (249,934)              -
                 Principal payments on notes receivable                                      79,283               29,502

                         Net cash provided by investing activities                           65,317            3,108,044

             FINANCING ACTIVITIES:
                 Cash distribution to partners                                          (15,277,778)          (2,777,778)

                         Net cash used in financing activities                          (15,277,778)          (2,777,778)

CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                         (12,402,719)           4,574,896

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD              29,082,116           22,469,106

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD                  $ 16,679,397         $ 27,044,002



         			The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund III's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1993, 1992, and 1991 included in the Partnership's 1993 Annual Report to the SEC on Form 10-K (Form 10-K).

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.



2.   Trans World Airlines, Inc. (TWA) Reorganization

As part of the TWA lease extension as discussed in the 1993 Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives
(ADs) after TWA successfully reorganized. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost sharing agreement, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. Expenses were offset against rental payments totalling $1.95 million during 1993. Additional expenses totalling $1.95 million, which are included in operating expense in the statement of operations, were offset against rental payments due the Partnership in the first three months of 1994. TWA may offset an additional amount of $2.6 million against rental payments, subject to annual limitations over the lease term.


3.   Continental Airlines, Inc. (Continental) Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft were modified. The modified agreement specifies (i) extension of the leases for the three 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease term. In February 1994, the Partnership loaned Continental $249,934 for modification costs. The Partnership's balance sheets reflect the net reimbursable costs incurred of $626,959 and $456,308 as of March 31, 1994 and December 31, 1993, respectively, as notes receivable.



4.   Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:



                                           Payments for
                                           Three Months
                                              Ended          Payable at
                                          March 31, 1994    March 31, 1994

      Aircraft Management Fees               $ 226,002         $ 30,875

      Out-of-Pocket Administrative
        Expense Reimbursement                   57,085           75,522

      Out-of-Pocket Maintenance and
        Remarketing Expense
        Reimbursement                          109,079            5,713

                                             $ 392,166        $ 112,110


5.   Subsequent Event

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994. The Partnership is currently negotiating an agreement to sell these aircraft to Continental.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 27 commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA), five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) and three Boeing 727-200 aircraft lease to Continental through April 1994 as discussed below. The Partnership also owns six Boeing 727-100 aircraft formerly leased to Continental which have been transferred to aircraft inventory and are being remarketed for sale. Three McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) have been transferred to aircraft inventory and disassembled for sale of their component parts. Of its original portfolio of 38 aircraft, the Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, the former Aero California S.A. de C.V. (Aero California) DC-9-10 aircraft in September 1993 and five of the former Continental DC-9-10 aircraft at varying dates in 1993.


Remarketing Update

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994. The Partnership is currently negotiating an agreement to sell these aircraft to Continental.


Partnership Operations

The Partnership recorded net income of $167,170, or an allocated net loss of $2.42 per limited partnership unit, for the three months ended March 31, 1994 compared to a net loss of $1,044,273, or $2.57 per limited partnership unit for the same period in 1993. The 1993 net losses were primarily attributable to an increase in depreciation expense for declines in the estimated future value of the Partnership's aircraft during the first quarter of 1993. No such adjustments were made in the first quarter of 1994.

Interest income declined for the quarter ended March 31, 1994 compared to the same period in 1993. Interest earned on the rent deferral with Continental was lower as the balance of the deferred rental amounts owed by Continental has decreased through monthly payments by Continental. In addition, interest income earned on the Partnership's cash reserves declined during the first three months of 1994, as compared to the same period in 1993, as a result of lower cash reserve balances partially offset by higher interest rates. Revenues for the three months ended March 31, 1993 include the gain on the sale of two aircraft of $146,500 and income from a forfeited deposit of $25,000.

The decrease in depreciation expense was partially offset by increased operating expenses. Operating expenses for the quarter ended March 31, 1994 increased substantially compared to the same period in 1993 resulting from maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the leases with TWA provide for the offset against rent, subject to certain limits, of maintenance expenses incurred to meet certain Airworthiness Directives (ADs). During the first three months of 1994, TWA offset $1.95 million against rental payments due the Partnership for such maintenance expenses. The Partnership recognizes the $1.95 million offset as operating expense. Operating expenses for the quarter ended March 31, 1993 reflect the estimated costs of disassembling of the former Midway and Continental aircraft. No aircraft disassembly expenses were incurred in the comparable period in 1994.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from TWA and Continental under the respective modified agreements subject to the rent offset as described above with respect to TWA. Payments of $235,968 have been received during the three months ended March 31, 1994 from sales of parts from the disassembled aircraft.

As described in Item 7 of the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed $249,934 for new image modifications during the first three months of 1994. The Partnership's balance sheets reflect as notes receivable such reimbursable costs financed through March 31, 1994 and December 31, 1993. Cash reserves of approximately $13.2 million as of March 31, 1994 are being retained to finance additional costs to Continental, to meet the obligations under the TWA leases and to cover potential costs of maintaining and remarketing the Partnership's off-lease aircraft.


Cash Distributions - Cash distributions to limited partners during the first quarter of 1994 totaled $13,750,000, or $27.50 per limited partnership unit, compared to $2,500,000, or $5.00 per unit for the same period in 1993. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements, continued receipt of the renegotiated rental payments from Continental and TWA, proceeds from the sale of parts from the Partnership's disassembled aircraft and the Partnership's ability to sell the six Boeing 727-100 aircraft and the three Boeing 727-200 aircraft formerly on lease to Continental.

			Part II.  Other Information

Item 1.   LEGAL PROCEEDINGS

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Vern A. Kepford, et al. v. Prudential Securities, et al. On April 13, 1994, an action entitled Vern A. Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. Plaintiffs' Original Petition (the Petition) names Polaris Investment Management Corporation (PIMC), Polaris Securities Corporation (PSC), Polaris Holding Company (PHC), Polaris Aircraft Leasing Corporation (PALC), Polaris Aircraft Income Funds I - VI (collectively, the Partnerships), General Electric Capital Corporation (GE Capital), Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a Summons and the Petition on or about May 2, 1994. The Petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act (the DTPA), sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the DTPA.

Howland, et al. v. Polaris Holding Company, et al. On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in the Partnerships. The complaint names each of the Partnerships, PIMC, PHC, PALC, PSC, GE Capital, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. As of May 11, 1994, neither PIMC nor any of its affiliates has been served with the complaint. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached of their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an accounting of all monies invested by Plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. An action entitled Reuben Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. Plaintiffs have subsequently filed a Second Amended Original Petition

(the Amended Petition). As of May 11, 1994, neither PIMC nor any of its affiliates has received service of any petition, and the Partnership has not yet determined when this action was commenced. This action purports to be on behalf of over one hundred individual investors who purchased units in the Partnerships. The Amended Petition names PIMC, Polaris Aircraft Income Fund I, Prudential Securities, Inc. and Jerry Cohn as defendants and alleges that these defendants violated the Texas Securities Act and the DTPA and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the DTPA.

Other Proceedings - Item 10 of Part III of the Partnership's 1993 Form 10-K discusses certain actions which have been filed against PIMC and others in connection with the sale of interests in the Partnerships and the management of the Partnerships. With respect to Weisl, et al., v. Polaris Holding Company, et al., the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on April 19, 1994 on the grounds that the action was barred by the statute of limitations. In addition, an amended complaint filed by plaintiffs in Weisl on or about January 25, 1994, which may contain timely claims, is pending. There have been no material developments with respect to any of the other actions described therein during the period covered by this report.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


a)        Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          None

b)        Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                      SIGNATURE



    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  POLARIS AIRCRAFT INCOME FUND III
                                                                  (Registrant)
                                                                  By:     Polaris Investment
                                                                          Management Corporation,
                                                                          General Partner

        May 12, 1994                                                      By:     /S/Bobbe V. Sabella
                                                                                  Bobbe V. Sabella
                                                                                  Vice President and
                                                                                  Chief Financial Officer
                                                                                  (principal financial
                                                                                  officer and principal
                                                                                  accounting officer of
                                                                                  Polaris Investment
                                                                                  Management Corporation,
                                                                                  General Partner of the
                                                                                  Registrant)
































