Form 10-Q
period 1994-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 1994-08-15
CIK 806031

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549






            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

                        State of Organization: California
                   IRS Employer Identification No. 94-3023671
          Four Embarcadero Center, San Francisco, California 94111-4146
                           Telephone - (415) 362-0333



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                     Yes   X             No










                       This document consists of 21 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1994





                                      INDEX


Part I.   Financial Information                                             Page

        Item 1.   Financial Statements

               a) Balance Sheets - June 30, 1994 and
                  December 31, 1993 . . . . . . . . . . . . . . . . . . . . .  3

               b) Statements of Operations - Three Months and
                  Six Months Ended June 30, 1994 and 1993 . . . . . . . . . .  4

               c) Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1993
                  and Six Months Ended June 30, 1994  . . . . . . . . . . . .  5


               d) Statements of Cash Flows - Six Months
                  Ended June 30, 1994 and 1993  . . . . . . . . . . . . . . .  6

               e) Notes to Financial Statements   . . . . . . . . . . . . . .  7

        Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . . . .  9



Part II.  Other Information

        Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 12

        Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . 14

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 20

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                                                     Part I.  Financial Information

Item 1.  Financial Statements

                                                    POLARIS AIRCRAFT INCOME FUND III,
                                                    A California Limited Partnership

                                                             BALANCE SHEETS


                                                                                             June 30,                December 31,
                                                                                               1994                      1993
                                                                                           (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                                                                 $   16,523,267       $        17,047

SHORT-TERM INVESTMENTS, at cost which approximates market value                                   -                 29,065,069

       Total Cash and Cash Equivalents and Short-Term Investments                             16,523,267            29,082,116

RENT AND OTHER RECEIVABLES                                                                       639,614               659,301

NOTES RECEIVABLE                                                                               3,346,024               456,308

AIRCRAFT at cost, net of accumulated depreciation of
   $58,645,282 in 1994 and $64,978,597 in 1993                                                69,614,208            81,448,340

AIRCRAFT INVENTORY                                                                             2,805,741             3,281,117

OTHER ASSETS                                                                                      26,089                26,089

                                                                                          $   92,954,943       $   114,953,271


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                                     $      116,766       $       190,747

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                           6,125                14,000

MAINTENANCE RESERVES                                                                             400,000               400,000

DEFERRED INCOME                                                                                  521,781               521,781

       Total Liabilities                                                                       1,044,672             1,126,528

PARTNERS' CAPITAL (DEFICIT):

   General Partner                                                                            (1,286,075)           (1,066,735)

   Limited Partners, 500,000 units issued and outstanding                                     93,196,346           114,893,478

       Total Partners' Capital                                                                91,910,271           113,826,743

                                                                                          $   92,954,943       $   114,953,271

    		        	The accompanying notes are an integral part of these statements.


                                           POLARIS AIRCRAFT INCOME FUND III,
                                            A California Limited Partnership

                                                STATEMENTS OF OPERATIONS

                                                      (Unaudited)



                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                       1994             1993              1994              1993
REVENUES:
   Rent from operating leases                     $   4,038,321    $    4,458,181    $    8,742,130     $   8,888,465
   Interest                                             387,337           561,455           796,179         1,135,265
   Gain (loss) on sale of aircraft                   (3,588,919)            -            (3,588,919)          146,500
   Other income                                          -                  -                -                 25,000

             Total Revenues                             836,739         5,019,636         5,949,390        10,195,230
EXPENSES
   Depreciation and amortization                      2,532,043         2,674,088         5,225,494         8,068,152
   Management and advisory fees                         198,717           215,410           424,719           429,258
   Operating                                            681,870           112,458         2,647,576           656,718
   Administration and other                              63,307            56,560           123,629           124,255

             Total Expenses                           3,475,937         3,058,516         8,421,418         9,278,383

NET INCOME (LOSS)                                 $  (2,639,198)   $    1,961,120    $   (2,472,028)    $     916,847


NET INCOME ALLOCATED TO THE GENERAL PARTNER       $     348,570    $      269,586    $    1,725,104     $     509,118

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS   $  (2,987,768)   $    1,691,534    $   (4,197,132)    $     407,729

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT    $       (5.98)   $         3.39    $        (8.40)    $        0.82















    		        	The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND III,
                                                    A California Limited Partnership

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                               (Unaudited)


                                                                          Year Ended December 31, 1993 and
                                                                           Six Months Ended June 30, 1994

                                                                 General              Limited
                                                                 Partner              Partners                Total
             Balance, December 31, 1992                     $        (954,798)    $     125,962,642    $    125,007,844

                 Net income                                         1,276,953             1,430,836           2,707,789

                 Cash distributions to partners                    (1,388,890)          (12,500,000)        (13,888,890)

             Balance, December 31, 1993                            (1,066,735)          114,893,478         113,826,743

                 Net income (loss)                                  1,725,104            (4,197,132)         (2,472,028)

                 Cash distributions to partners                    (1,944,444)          (17,500,000)        (19,444,444)

             Balance, June 30, 1994                         $      (1,286,075)    $      93,196,346    $     91,910,271



























    		        	The accompanying notes are an integral part of these statements.


                                           POLARIS AIRCRAFT INCOME FUND III,
                                            A California Limited Partnership

                                                STATEMENTS OF CASH FLOWS

                                                      (Unaudited)
                                                                                           Six Months Ended
                                                                                               June 30,

                                                                                         1994                1993
OPERATING ACTIVITIES:
  Net income (loss)                                                              $    (2,472,028)    $       916,847

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization                                                    5,225,494           8,068,152
      Loss (gain) on sale of aircraft                                                  3,588,919            (146,500)
      Changes in operating assets and liabilities:
          Decrease (increase) in rent and other receivables                               19,687            (568,064)
          Increase in aircraft inventory                                                  -                  444,243
          Increase (decrease) in payable to affiliates                                   (73,981)            115,289
          Decrease in accounts payable and accrued liabilities                            (7,875)            (23,000)
          Decrease in deferred income                                                     -                  (13,500)
          Decrease in lessee security deposit                                             -                 (123,298)
          Increase in maintenance reserves                                                -                  125,000

                Net cash provided by operating activities                              6,280,216           8,795,169

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft                                                      -                4,350,000
  Expenses from sale of aircraft                                                          -                  (14,377)
  Net proceeds from sale of aircraft inventory                                           475,376             292,417
  Increase in notes receivable                                                          (249,934)              -
  Principal payments on notes receivable                                                 379,937              59,898

                Net cash provided by investing activities                                605,379           4,687,938

FINANCING ACTIVITIES:
  Cash distributions to partners                                                     (19,444,444)         (5,555,556)

                Net cash used in financing activities                                (19,444,444)         (5,555,556)

CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                      (12,558,849)          7,927,551

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD           29,082,116          22,469,106

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD            $    16,523,267     $    30,396,657






    		        	The accompanying notes are an integral part of these statements.

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


2.  Trans World Airlines, Inc. (TWA) Reorganization

As part of the TWA lease extension as discussed in the Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives
(ADs) after TWA successfully reorganized. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost sharing agreement, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. Expenses were offset against rental payments totaling $1.95 million during 1993. Additional expenses totaling $2.6 million, which are included in operating expense in the six months ended June 30, 1994 statement of operations, were offset against rental payments due the Partnership in the first four months of 1994. TWA may offset an additional amount of $1.95 million against rental payments, subject to annual limitations over the lease term.


3.  Continental Airlines, Inc. (Continental) Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft were modified. The modified agreement specifies (i) extension of the leases for the three 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease term. In February 1994, the Partnership loaned Continental $249,934 for modification costs. The Partnership's balance sheets reflect the net reimbursable costs incurred of $552,707 and $456,308 as of June 30, 1994 and December 31, 1993, respectively, as notes receivable.


4.  Sale to Continental

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994. On May 26, 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in the second quarter of 1994. During the second quarter of 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at June 30, 1994 was $2,793,317.


5.  Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:


                                        Payments for
                                        Three Months
                                            Ended          Payable at
                                        June 30, 1994    June 30, 1994

        Aircraft Management Fees         $    198,717      $     30,875

        Out-of-Pocket Administrative
        Expense Reimbursement                  76,768            67,153

        Out-of-Pocket Maintenance and
        Remarketing Expense
        Reimbursement                          21,845            18,738
                                          -----------       -----------
                                         $    297,330      $    116,766
                                          ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 24 used commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The portfolio also includes six Boeing 727-100 aircraft formerly leased to Continental that have been transferred to aircraft inventory and are being remarketed for sale. Three McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) have been transferred to aircraft inventory and disassembled for sale of their component parts. Of its original portfolio of 38 aircraft, the Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, the former Aero California S.A. de C.V. DC-9-10 aircraft in September 1993, five of the former Continental DC-9-10 aircraft at various dates in 1993, and three Boeing 727-200 aircraft to Continental in May 1994 as discussed below.


Remarketing Update

Sale to Continental - The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994. On May 26, 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in the second quarter of 1994. During the second quarter of 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at June 30, 1994 was $2,793,317.


Partnership Operations

The Partnership recorded a net loss of $2,639,198, or $5.98 per limited partnership unit, for the three months ended June 30, 1994 compared to net income of $1,961,120, or $3.39 per limited partnership unit for the same period in 1993. The Partnership recorded a net loss of $2,472,028, or $8.40 per limited partnership unit, for the six months ended June 30, 1994 compared to net income of $916,847, or $0.82 per limited partnership unit for the same period in 1993. The 1994 net losses were attributable to the loss of $3,588,919 recorded in the second quarter of 1994 on the sale of three Boeing 727-200 aircraft to Continental.


Interest income declined for the three- and six-month periods ended June 30, 1994 compared to the same periods in 1993. Interest earned on the rent deferral with Continental was lower as the balance of the deferred rental amounts owed by Continental has decreased through monthly payments by Continental. In addition, interest income earned on the Partnership's cash reserves declined during the first six months of 1994, as compared to the same period in 1993, as a result of lower cash reserve balances partially offset by higher interest rates. Revenues for the six months ended June 30, 1993 include the gain on the sale of two aircraft of $146,500 and income from a forfeited deposit of $25,000. Operating results for the six months ended June 30, 1994 include the loss on sale of the aircraft to Continental as previously discussed.

The Partnership recognized an increase in depreciation expense for declines in the estimated future value of certain of the Partnership's aircraft during the first quarter of 1993. No such adjustments were made in 1994. The decrease in depreciation expense in 1994 as compared to 1993 was partially offset by increased operating expenses. Operating expenses for the three and six months ended June 30, 1994 substantially increased compared to the same periods in 1993 as a result of maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the leases with TWA provide for the offset against rent, subject to certain limits, of maintenance expenses incurred to meet certain Airworthiness Directives (ADs). During the three and six months ended June 30, 1994, TWA offset $650,000 and $2.6 million, respectively, against rental payments due the Partnership for such maintenance expenses. The Partnership recognizes the $650,000 and $2.6 million offsets as operating expense. Operating expenses for the six months ended June 30, 1993 reflect the estimated costs of disassembling of the former Midway and Continental aircraft. No aircraft disassembly expenses were incurred during the first six months of 1994.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from TWA and Continental under the respective modified agreements. The Partnership has received all scheduled payments due from Continental for the sale of three Boeing 727-200 aircraft. Payments of $475,376 have been received during the six months ended June 30, 1994 from the sale of parts from the three disassembled aircraft.

As described in Item 7 of the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed $249,934 for new image modifications during the first quarter of 1994. The Partnership's balance sheets reflect as notes receivable such reimbursable costs financed through June 30, 1994 and December 31, 1993. Cash reserves of approximately $11.9 million as of June 30, 1994 are being retained to finance additional costs to Continental, to meet the obligations under the TWA leases, and to cover potential costs of maintaining and remarketing the Partnership's off-lease aircraft.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1994 were $3,750,000, or $7.50 per limited partnership unit, compared to $2,500,000, or $5.00 per unit for the same period in 1993. Cash distributions to limited partners during the six months ended June 30, 1994 were $17,500,000, or $35.00 per limited partnership unit, compared to $5,000,000, or $10.00 per unit for the same period in 1993. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements, continued receipt of the renegotiated rental payments from Continental and TWA, the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft, payments generated from the aircraft disassembly process, and the Partnership's ability to sell the six Boeing 727-100 aircraft formerly on lease to Continental.

Part II.  Other Information

Item 1.   Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K) and in Item I of Part II of the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1994, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Continental Airlines, Inc. (Continental) - The Partnership continues to negotiate with Continental regarding administrative claims in Continental's bankruptcy proceeding.

Vern A. Kepford, et al. v. Prudential Securities, et al. - Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994, and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitation has expired. On June 29, 1994, plaintiffs filed their First Amended Original Petition, which added additional plaintiffs.

Other Proceedings - Item 10 of Part III of the Partnership's 1993 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. Except as described below, there have been no material developments with respect to any of the other actions described therein during the period covered by this report.

Weisl, et al., v. Polaris Holding Company, et al. - On April 19, 1994, the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on the grounds that the statute of limitations barred almost all of the claims in the action. On July 20, 1994, the Court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending.

Reuben Riskind, et al. v. Prudential Securities Inc., et al. - Polaris Investment Management Corporation and Polaris Aircraft Income Fund I received service of the Second Amended Original Petition and filed an Original Answer containing a general denial on June 13, 1994. Subsequently, plaintiffs filed Third and Fourth Amended Original Petitions, which added additional plaintiffs. On April 24, 1994, plaintiffs filed motions (i) for joinder and consolidation of cases in arbitration, (ii) for joinder and consolidation of cases not subject to arbitration, and (iii) for a pre-trial scheduling order. These motions were amended on June 29, 1994 and are now pending.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Multi-District Litigation Panel. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including

Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. A further litigation captioned Romano
v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The case is being coordinated with In re Prudential. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages.

Item 5.   Other Information


Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of Polaris Aircraft Income Fund III (the Partnership), have recently restructured their operations and businesses (the Polaris Restructuring). In connection therewith, PIMC has entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS Inc.), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). The Polaris Restructuring is part of a larger restructuring involving the commercial aviation operations of GE Capital, which has been PHC's parent company since 1986.


The GE Capital Restructuring

GE Capital is in the process of completing a restructuring (the GE Capital Restructuring) of its commercial aviation operations, and as a result the owned and managed aircraft portfolios of certain of its affiliates, including its Polaris affiliates, will be managed by GECAS, subject in the case of Polaris investment programs to overall management and supervision by PIMC. (As used herein, the term "Polaris" refers collectively to PHC and its direct and indirect subsidiaries (including PALC and PIMC), and the term "GECAS" refers collectively to the Servicer and to its wholly owned subsidiary, GE Capital Aviation Services, Limited (GECAS Limited), a private limited company incorporated in Ireland.) When this restructuring is completed, the business of GECAS will combine commercial aviation activities formerly conducted by GE Capital's Polaris affiliates and its Transportation and Industrial Funding Corporation division (the T&I Division). In addition, GECAS will provide a significant range of management services to GPA Group plc, a public limited company incorporated in Ireland. (GPA Group plc, together with its consolidated subsidiaries, are collectively referred to herein as "GPA"). Information regarding Polaris, the T&I Division and GPA is set forth below.

Polaris - Beginning in the mid-1980s, Polaris has acted as an operating lessor, acquiring and managing aircraft for its own account and for the account of investment entities sponsored by PIMC. PIMC has sponsored investment programs, including the Partnership, for the purpose of acquiring and leasing jet aircraft. Through such investment programs, as of December 31, 1993, PIMC had spent approximately $1.3 billion of the funds it raised through such investment programs to acquire corporate jet and commercial aircraft that were leased primarily to U.S. domestic carriers. Many of these aircraft have since been re-leased both domestically and abroad. Since its acquisition by GE Capital in 1986, PHC has acquired aircraft for its own account, which aircraft historically have been on short to medium-term operating leases to U.S. domestic and international carriers. As of December 31, 1993, PHC owned 113 aircraft, and the fleet of additional aircraft managed by PALC and PIMC consisted of 127 aircraft, excluding aircraft in disassembly programs.

T&I Division - The business of GE Capital's T&I Division offered a broad range of financial products to airlines and aircraft operators and to aircraft owners, lenders and investors throughout the world, including financing leases (both direct financing and leveraged leases), debt (both senior and subordinated) and equity financing. As of December 31, 1993, the T&I Division's investment portfolio included 284 aircraft, consisting primarily of aircraft on long-term financing leases with U.S.-based carriers.


GPA - GPA was founded in 1975 to provide aircraft leasing and related services to the commercial aviation industry. In 1979, GPA began purchasing aircraft for its own account and continued to expand its aircraft portfolio throughout the 1980s and into the 1990s. In late 1992 and 1993, GPA experienced financial difficulties that led to the restructuring of GPA's business (the GPA Restructuring). As of June 30, 1994, GPA's owned and managed aircraft portfolio consisted of 458 aircraft, of which 355 were owned by GPA, 82 were leased-in, and 21 were managed on behalf of third parties. In connection with the GPA Restructuring, GPA and GECAS Limited entered into a management agreement which provided for GECAS Limited to act as exclusive manager of substantially all the aircraft formerly managed by GPA, including aircraft owned by GPA, its affiliates and certain third parties. As a part of the GPA Restructuring, GPA also granted to GE Capital an option to acquire certain securities of GPA. This option effectively gives GE Capital the right to acquire control of GPA if the option is exercised.


The Polaris Restructuring

In connection with the GE Capital Restructuring, the Servicer has hired many of the employees who had performed the functions for Polaris and its investment programs (including the Partnership) that are now performed by the Servicer for PHC owned aircraft and for Polaris investment programs under the Services Agreement and under similar services agreements which will be entered into by PIMC and/or PALC with the Servicer relating to other Polaris investment programs. The Servicer's employees currently include approximately 36 former employees of Polaris. The positions of a number of other employees of Polaris were eliminated in connection with the Polaris Restructuring.

In order to allow it to continue to be able to discharge its responsibilities as general partner of the Partnership, PIMC has retained certain of its employees. As of July 1, 1994, PIMC had seven full-time employees. In addition, certain employees of GECAS Inc. will serve as officers and directors of PIMC. The following management personnel will serve in the capacities shown opposite their names:

                                                 PIMC
                Name                             Title

         Howard L. Feinsand                 President; Director
         Richard J. Adams                   Vice President; Director
         Rodney Sirmons                     Director
         James W. Linnan                    Vice President
         John E. Flynn                      Vice President
         Robert W. Dillon                   Vice President; Assistant Secretary
         James F. Walsh                     Chief Financial Officer
         James T. Caleshu                   Secretary

All of these management personnel other than Mr. Linnan will be employed by the Servicer and will devote only such portion of their time to the business and affairs of PIMC as they deem necessary or appropriate.

Mr. Feinsand, 46, Senior Vice President and Manager, Capital Markets, Pricing and Investor Programs of GECAS Inc., joined PIMC and PALC as Vice President, General Counsel and Assistant Secretary in April 1989. Effective July 1989,
Mr. Feinsand assumed the position of Senior Vice President, and served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc. Effective July 1, 1994, Mr. Feinsand held the positions of President and Director of PIMC.

Mr. Adams, 60, Senior Vice President, Aircraft Marketing - North America of GECAS Inc., served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing, Vice President - North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Sirmons, 48, is Vice President, Portfolio and Risk Management for GECAS Inc. During the last twenty-one years, he has held a variety of credit, underwriting and financial positions with several businesses within GE Capital and its predecessor. Effective July 1, 1994, Mr. Sirmons held the position of Director of PIMC.

Mr. Linnan, 52, became Vice President - Financial Management of PIMC and PALC effective April 1991, having previously served as Vice President - Investor Marketing of PIMC and PALC since July 1986. Effective July 1, 1994, Mr. Linnan held the position of Vice President of PIMC.

Mr. Flynn, 53, Senior Vice President and Manager, Task Force Marketing and General Manager, Cargo, of GECAS Inc., served as Senior Vice President, Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President, North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President, Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 52, became Vice President - Aviation Legal and Insurance Affairs effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC.

Mr. Walsh, 44, Senior Vice President and Chief Financial Officer of GECAS Inc., joined PIMC and PALC in March 1987. He served as Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer. Effective October, 1993, Mr. Walsh resigned as Senior Vice President and Chief Financial Officer of PIMC to assume new responsibilities at GE Capital. Effective July 1, 1994, Mr. Walsh held the position of Chief Financial Officer of PIMC.

Mr. Caleshu, 54, Senior Vice President and General Counsel of GECAS Inc., joined PIMC and PALC in August 1992 as Senior Vice President and General Counsel.
Prior to joining PIMC and PALC, Mr. Caleshu, an attorney, was a partner in the San Francisco firm of Pettit & Martin from 1966 to 1992. Effective July 1, 1994, Mr. Caleshu held the position of Secretary of PIMC.

Through the personnel it has retained, PIMC will oversee the services to be performed by the Servicer under the Services Agreement, make decisions as to matters that are effectively reserved to PIMC for decision by the Services Agreement, receive and analyze reports received from the Servicer, and otherwise discharge its responsibilities as general partner of the Partnership. (See "The Services Agreement".) In addition, PIMC will continue to perform investor relations services for the Partnership and will continue to deal with ReSource/Phoenix, a division of Phoenix Leasing Incorporated which, since August 1993, has been performing substantially all of the accounting and financial reporting services previously performed by PIMC, pursuant to a Program Accounting and Financial Reporting Administration Agreement.

In connection with the Polaris Restructuring, PIMC is relocating its San Francisco office. On or about September 16, 1994, PIMC's principal office will be moved to 201 Mission Street, San Francisco, California 94104. PIMC's telephone numbers will remain (415) 362-0333 and (800) 652-1285.


GECAS

GECAS is a global commercial aviation financial services company that (i) offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provides management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, GPA and their respective affiliates, and certain third parties. GECAS has approximately 230 employees worldwide and operations in Stamford, Connecticut; Shannon, Ireland; San Francisco, California; and a number of other locations, including Beijing, Chicago, Dallas, Hong Kong, London and Miami.

GECAS is comprised of two wholly owned subsidiaries of GE Capital, the Servicer and GECAS Limited (which is a wholly owned subsidiary of the Servicer). In October 1993, GECAS commenced operations following completion of the GPA Restructuring and had no operating history prior to that time. Initially, GECAS's operations consisted solely of managing substantially all of the aircraft assets owned or leased-in by GPA and aircraft assets that GPA managed on behalf of its affiliates and third parties. Currently, GECAS's operations also include commercial aviation activities conducted in the past by the T&I Division and Polaris. GECAS did not acquire the assets of the T&I Division, Polaris or GPA, but instead has the responsibility for managing the aircraft assets owned and/or formerly managed by such entities, subject in the case of aircraft assets owned by Polaris investment programs to overall management and supervision by PIMC.

GECAS is the world's largest manager of commercial aircraft. As of June 30, 1994, the portfolio managed by GECAS consisted of approximately 888 aircraft, and it is expected that GECAS will enter into an agreement to provide administrative and marketing services with respect to 63 additional aircraft that are owned by a limited liability company in which affiliates of GECAS have an interest. Moreover, from time to time, GE Capital and its affiliates are likely to acquire additional new and used aircraft which are expected to be included in the portfolio to be managed by GECAS. The aircraft in GECAS's managed portfolio are on lease to more than 150 customers in 56 countries throughout the world. GECAS's managed portfolio includes other aircraft of the same type as those owned by the Partnership. Accordingly, the Servicer may have certain conflicts of interest in performing its duties under the Services Agreement. (See "The Services Agreement", herein.)

The Servicer has represented to PIMC that the Servicer's net worth will be greater than $25,000,000, and has agreed not to pay or make any dividends or distributions to its shareholder(s) which would have the effect of reducing the Servicer's net worth below that amount.


The Services Agreement

PIMC, as general partner of the Partnership, has entered into a Services Agreement dated as of July 1, 1994, with the Servicer. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

Under the Services Agreement, PIMC has engaged the Servicer to perform, or arrange for the performance of, aircraft management services, aircraft leasing and sales services, and certain portfolio management services. These services will include, inter alia, managing the Partnership's portfolio of Aircraft, arranging for the re-leasing and sale of Aircraft, preparing certain reports for the Partnership, employing persons to perform services for the Partnership, and otherwise performing various portfolio and partnership management functions. PIMC will continue to serve as general partner of the Partnership and will retain all of its rights, powers and interests as general partner. In its capacity as general partner, PIMC will exercise supervisory control over the Servicer's rendering of services in connection with the Partnership and will continue to have control and overall management of all matters relating to the Partnership's ongoing business and operations. The Servicer is not becoming a general partner of the Partnership and is not assuming any fiduciary duty that PIMC, as general partner, has had or will have.

As compensation for services provided by the Servicer, PIMC will pay to the Servicer (i) a portion of the Aircraft Management Fees, Cash Available from Operations and Cash Available from Sales Proceeds received by PIMC under the Partnership Agreement, and (ii) all Sales Commissions received by PIMC under the Partnership Agreement with respect to sales of Partnership Aircraft arranged by the Servicer. The Servicer will also receive an amount equal to the reimbursement for Partnership expenses which PIMC receives from the Partnership on account of expenses incurred by the Servicer in performing services pursuant to the Services Agreement. The expense reimbursement limitations in the Partnership Agreement will not be affected by the Services Agreement.

The Services Agreement recognizes that the Servicer will be providing services with respect to the separate aircraft of GE Capital and its affiliates as well as with respect to the aircraft of third parties, and that conflicts of interest may arise as a result. The Servicer is required to perform services under the Services Agreement in good faith and, to the extent that a particular

Partnership Aircraft and other aircraft then in the Servicer's managed portfolio are substantially similar in terms of relevant objectively identifiable characteristics, the Servicer must not discriminate between such aircraft on the basis of ownership, fees payable to the Servicer, or on an unreasonable basis. The Services Agreement also requires the Servicer to perform services in accordance with all applicable laws, in a manner consistent with all applicable provisions of the Partnership Agreement, and with such care and in accordance with such standards of performance as would have been applied to PIMC had PIMC performed the services directly.

The Services Agreement requires the Servicer to take any actions relating to the Services Agreement that PIMC may direct so long as such actions are reasonably deemed by PIMC to be necessary or appropriate in order to permit PIMC to fulfill its fiduciary duties as general partner of the Partnership or otherwise to be in the best interest of the Partnership or its limited partners. Furthermore, certain actions with respect to the Partnership may not be taken by the Servicer without the prior approval of PIMC. Such prohibited actions include, among others: (i) selling or otherwise disposing of one or more Aircraft by the Partnership (including the sale or other disposition of an Aircraft as parts or scrap); (ii) entering into any new lease (or any renewal or extension of an existing lease) with respect to any Aircraft; (iii) terminating or modifying any lease with respect to any Aircraft; (iv) financing or refinancing one or more Aircraft by the Partnership; (v) making material capital, maintenance or inspection expenditures for the Partnership; (vi) hiring any broker to sell or lease any Aircraft; (vii) entering into any contract (including any contract of sale), agreement or instrument other than a contract, agreement or instrument entered into in the ordinary course of business that has a term of less than one year and that does not contemplate payments which will exceed, over the term of the contract, agreement or instrument, $100,000 in the aggregate; (viii) changing in any material respect the type or amount of insurance coverage in place for the Partnership; and (ix) incurring any Partnership expenses for which the Servicer will seek reimbursement pursuant to the Services Agreement which exceed in the aggregate, for any calendar month, the sum of $10,000. Absent PIMC authorization, it is contemplated that the Servicer will not enter into contracts, agreements or instruments on behalf of the Partnership.

Absent earlier termination based on certain events (including the withdrawal, removal or replacement of PIMC as general partner of the Partnership), the Services Agreement will terminate upon the completion of the winding up and liquidation of the Partnership and the distribution of all of its assets.

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

                       						POLARIS AIRCRAFT INCOME FUND III,
                       						A California Limited Partnership
                       						(Registrant)
                       						By:       Polaris Investment
                                                                          Management Corporation,
                                                                          General Partner

        August 10, 1994                                                   By:      /S/James F. Walsh
                                                                                  James F. Walsh
                                                                                  Chief Financial Officer
                                                                                  (principal financial
                                                                                  officer and principal
                                                                                  accounting officer of
                                                                                  Polaris Investment
                                                                                  Management Corporation,
                                                                                  General Partner of the
                                                                                  Registrant)
































