Form 10-Q
period 1994-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 1994-11-14
CIK 806031

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

                       State of Organization: California
                   IRS Employer Identification No. 94-3023671
        201 Mission Street, 27th Floor, San Francisco, California 94105
                           Telephone - (415) 284-7400




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                     Yes   X             No











                      This document consists of 13 pages.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

         FORM 10-Q - For the Quarterly Period Ended September 30, 1994




                                     INDEX


Part I.   Financial Information                                            Page

        Item 1.   Financial Statements


               a)   Balance Sheets - September 30, 1994 and
                    December 31, 1993 . . . . . . . . . . . . . . . . . . . . 3

               b)   Statements of Operations - Three Months and
                    Nine Months Ended September 30, 1994 and 1993 . . . . . . 4

               c)   Statements of Changes in Partners' Capital
                    (Deficit) - Year Ended December 31, 1993
                    and Nine Months Ended September 30, 1994  . . . . . . . . 5

               d)   Statements of Cash Flows - Nine Months
                    Ended September 30, 1994 and 1993 . . . . . . . . . . . . 6

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

                                                    Part I.  Financial Information

Item 1.  Financial Statements

                                                   POLARIS AIRCRAFT INCOME FUND III,
                                                   A California Limited Partnership

                                                            BALANCE SHEETS

                                                                                         September 30,
                                                                                             1994                  December 31,
                                                                                             ----                      1993
                                                                                          (Unaudited)                  ----
ASSETS:

CASH AND CASH EQUIVALENTS                                                                 $   16,764,992         $         17,047

SHORT-TERM INVESTMENTS, at cost which approximates market value                                   -                    29,065,069
                                                                                           -------------          ---------------
          Total Cash and Cash Equivalents and Short-Term Investments                          16,764,992               29,082,116

RENT AND OTHER RECEIVABLES                                                                       479,889                  659,301

NOTES RECEIVABLE                                                                               3,078,133                  456,308

AIRCRAFT at cost, net of accumulated depreciation of
   $60,901,545 in 1994 and $64,978,597 in 1993                                                67,357,945               81,448,340

AIRCRAFT INVENTORY                                                                             2,693,952                3,281,117

OTHER ASSETS                                                                                      26,089                   26,089
                                                                                           -------------          ---------------
                                                                                          $   90,401,000         $    114,953,271
                                                                                           =============          ===============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                                     $       86,581         $        190,747

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                          40,504                   14,000

MAINTENANCE RESERVES                                                                             400,000                  400,000

DEFERRED INCOME                                                                                  521,781                  521,781
                                                                                           -------------          ---------------
          Total Liabilities                                                                    1,048,866                1,126,528
                                                                                           -------------          ---------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                            (1,311,693)              (1,066,735)

   Limited Partners, 500,000 units issued and outstanding                                     90,663,827              114,893,478
                                                                                           -------------          ---------------
          Total Partners' Capital                                                             89,352,134              113,826,743
                                                                                           -------------          ---------------

                                                                                          $   90,401,000         $    114,953,271
                                                                                           =============          ===============

                                   The accompanying notes are an integral part of these statements.

                                           POLARIS AIRCRAFT INCOME FUND III,
                                            A California Limited Partnership

                                                STATEMENTS OF OPERATIONS
                                                      (Unaudited)






                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                      September 30,
                                                            --------------                      -------------
                                                       1994             1993              1994              1993
                                                       ----             ----              ----              ----
REVENUES:

   Rent from operating leases                    $   3,701,359      $   4,501,552     $  12,443,489      $  13,390,017
   Interest                                            427,459            524,169         1,223,638          1,659,434
   Gain (loss) on sale of aircraft                      -                  86,887        (3,588,919)           233,387
   Other income                                         -                  -                 -                  25,000
                                                --------------     --------------    --------------     --------------
          Total Revenues                             4,128,818          5,112,608        10,078,208         15,307,838
                                                --------------     --------------    --------------     --------------
EXPENSES

   Depreciation and amortization                     2,256,263          2,551,117         7,481,757         10,619,269
   Management and advisory fees                        185,067            217,042           609,786            646,300
   Operating                                            16,551             76,399         2,664,127            733,117
   Administration and other                             62,407             49,976           186,036            174,231
                                                --------------     --------------    --------------     --------------
          Total Expenses                             2,520,288          2,894,534        10,941,706         12,172,917
                                                --------------     --------------    --------------     --------------
NET INCOME (LOSS)                                $   1,608,530      $   2,218,074     $    (863,498)     $   3,134,921
                                                ==============     ==============    ==============     ==============
NET INCOME ALLOCATED TO THE GENERAL PARTNER      $     391,049      $     397,143     $   2,116,153      $     906,262
                                                ==============     ==============    ==============     ==============
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS  $   1,217,481      $   1,820,931     $  (2,979,651)     $   2,228,659
                                                ==============     ==============    ==============     ==============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT   $        2.44      $        3.64     $       (5.96)     $        4.46
                                                ==============     ==============    ==============     ==============

                                   The accompanying notes are an integral part of these statements.

                                                   POLARIS AIRCRAFT INCOME FUND III,
                                                   A California Limited Partnership

                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                                Year Ended December 31, 1993 and
                                                                        Nine Months Ended September 30, 1994 (Unaudited)
                                                                        ------------------------------------------------
                                                                          General             Limited
                                                                          Partner            Partners              Total
                                                                          -------            --------              -----
                Balance, December 31, 1992                            $      (954,798)   $    125,962,642    $    125,007,844

                 Net income                                                 1,276,953           1,430,836           2,707,789

                 Cash distributions to partners                            (1,388,890)        (12,500,000)        (13,888,890)
                                                                    -----------------  ------------------  ------------------
                Balance, December 31, 1993                                 (1,066,735)        114,893,478         113,826,743

                 Net income (loss)                                          2,116,153          (2,979,651)           (863,498)

                 Cash distributions to partners                            (2,361,111)        (21,250,000)        (23,611,111)
                                                                    -----------------  ------------------  ------------------
                Balance, September 30, 1994 (Unaudited)               $    (1,311,693)   $     90,663,827    $     89,352,134
                                                                    =================  ==================  ==================

                                   The accompanying notes are an integral part of these statements.

                                           POLARIS AIRCRAFT INCOME FUND III,
                                            A California Limited Partnership

                                                STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                       1994                1993
                                                                                       ----                ----
OPERATING ACTIVITIES:
   Net income (loss)                                                              $     (863,498)       $   3,134,921

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                    7,481,757           10,619,269
      Loss (gain) on sale of aircraft                                                  3,588,919             (233,387)
      Changes in operating assets and liabilities:
          Decrease (increase) in rent and other receivables                              179,412             (570,622)
          Decrease in aircraft inventory                                                  -                   353,806
          Increase (decrease) in payable to affiliates                                  (104,166)               2,005
          Increase (decrease) in accounts payable and accrued liabilities                 26,504               (8,877)
          Decrease in deferred income                                                     -                (1,313,500)
          Increase in lessee security deposit                                             -                   203,293
          Decrease in maintenance reserves                                                -                  (762,635)
                                                                                   -------------         ------------
                Net cash provided by operating activities                             10,308,928           11,424,273
                                                                                   -------------         ------------
INVESTING ACTIVITIES:
   Net proceeds from sale of aircraft                                                     -                 5,428,388
   Net proceeds from sale of aircraft inventory                                          587,165              374,912
   Increase in notes receivable                                                         (315,145)              -
   Principal payments on notes receivable                                                713,039               91,215
                                                                                   -------------         ------------
                Net cash provided by investing activities                                985,059            5,894,515
                                                                                   -------------         ------------
FINANCING ACTIVITIES:
   Cash distributions to partners                                                    (23,611,111)          (9,722,224)
                                                                                   -------------         ------------
                Net cash used in financing activities                                (23,611,111)          (9,722,224)
                                                                                   -------------         ------------


CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                      (12,317,124)           7,596,564

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD           29,082,116           22,469,106
                                                                                   -------------         ------------
CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD             $   16,764,992        $  30,065,670
                                                                                   =============         ============

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


2.  Trans World Airlines, Inc. (TWA) Reorganization

As part of the TWA lease extension as discussed in the Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost sharing agreement, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. Expenses totaling $1.95 million were offset against rental payments during 1993. Additional expenses totaling $2.6 million, which are included in operating expense in the nine months ended September 30, 1994 statement of operations, were offset against rental payments due the Partnership in the first four months of 1994. TWA may offset an additional amount of $1.95 million against rental payments, subject to annual limitations over the lease terms.


3.  Continental Airlines, Inc. (Continental) Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft were modified. The modified agreement specifies (i) extension of the leases for the three 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease term. The Partnership's balance sheets reflect the net reimbursable costs incurred of $565,792 and $456,308 as of September 30, 1994 and December 31, 1993, respectively, as notes receivable.

4.  Sale to Continental

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in the second quarter of 1994. During the second and third quarters of 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at September 30, 1994 was $2,512,341.


5.  Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                      Payments for
                                   Three Months Ended     Payable at
                                   September 30, 1994  September 30, 1994
                                   ------------------  ------------------
       Aircraft Management Fees        $ 192,943           $ 23,000

       Out-of-Pocket Administrative
        Expense Reimbursement             48,113             47,030

       Out-of-Pocket Maintenance
          and Remarketing
          Expense Reimbursement           18,738             16,551
		                    ------------        -----------
                                       $ 259,794           $ 86,581
                                    ============        ===========



6.        Subsequent Event

TWA Proposed Restructuring - TWA, lessee of 13 of the Partnership's McDonnell Douglas DC-9-30 aircraft, has proposed to its creditors, including the Partnership, a restructuring of its debt. Such restructuring, if approved, would include a six-month moratorium on its lease payments to the Partnership beginning in November 1994. TWA has proposed that a portion of the lease rent due over that period be paid in common stock of the airline and that the remainder be deferred and paid in installments over the remaining terms of the leases. TWA has stated that if it is unable to obtain approvals from its creditors for the restructuring, it would seek to file a prepackaged bankruptcy plan under Chapter 11 of the federal Bankruptcy Code.

TWA is continuing its negotiations with its creditors, including the Partnership. TWA is current on its lease payments to the Partnership through October 1994. However, should TWA cease lease payments beginning in November 1994 for a period of six months, the negative effect on the Partnership's cash reserves would be significant. Rental revenues recognized from the Partnership's leases with TWA currently account for approximately 53% of the Partnership's total quarterly rental revenues.

Item 2.   Management's Discussion and Analysis of Financial Condition and


Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 24 used commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The portfolio also includes six Boeing 727-100 aircraft formerly leased to Continental that have been transferred to aircraft inventory and will be disassembled for sale of their component parts. Three McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) have been transferred to aircraft inventory and disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, one former Aero California S.A. de C.V. DC-9-10 aircraft in September 1993, five of the former Continental DC-9-10 aircraft at various dates in 1993, and three former Continental Boeing 727-200 aircraft in May 1994.


Partnership Operations

The Partnership recorded net income of $1,608,530, or $2.44 per limited partnership unit, for the three months ended September 30, 1994 compared to net income of $2,218,074, or $3.64 per unit for the same period in 1993. The Partnership recorded a net loss of $863,498, or $5.96 per limited partnership unit, for the nine months ended September 30, 1994 compared to net income of $3,134,921, or $4.46 per unit for the same period in 1993. The net loss for the nine months ended September 30, 1994 was attributable to the loss of $3,588,919 recorded in the second quarter of 1994 on the sale of three Boeing 727-200 aircraft to Continental as discussed in the Partnership's Quarterly Report to the Securities and Exchange Commission (SEC) on Form 10-Q for the quarterly period ended June 30, 1994.

Rental revenues declined for the three- and nine-month periods ended September 30, 1994 compared to the same periods in 1993. The leases of three Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994. Interest income also declined for the three- and nine-month periods ended September 30, 1994 compared to the same periods in 1993. Interest earned on the rent deferral with Continental was lower as the balance of the deferred rental amounts owed by Continental has decreased through monthly payments by Continental. In addition, interest income earned on the Partnership's cash reserves declined during the first nine months of 1994, as compared to the same period in 1993, as a result of lower cash reserve balances partially offset by higher interest rates. The decrease in total interest income during 1994 was partially offset by interest earned on the sale of three Boeing 727-200 aircraft to Continental. Revenues for the nine months ended September 30, 1993 include the gain on the sale of three aircraft of $233,387 and income from a forfeited deposit of $25,000. Operating results for the nine months ended September 30, 1994 include the loss on sale of the three Boeing 727-200 aircraft to Continental as previously discussed.

The Partnership recognized an increase in depreciation expense for declines in the estimated future value of certain of the Partnership's aircraft during the first quarter of 1993. No such adjustments were made in 1994. The decrease in depreciation expense in 1994 as compared to 1993 was partially offset by increased operating expenses. Operating expenses for the nine months ended September 30, 1994 substantially increased compared to the same period in 1993 as a result of maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Partnership's 1993 Annual Report to the SEC on Form 10-K (Form 10-K), the leases with TWA provide for the offset against rent, subject to certain limits, of maintenance expenses incurred to meet certain Airworthiness Directives (ADs). During the nine months ended September 30, 1994, TWA offset $2.6 million against rental payments due the Partnership for such maintenance expenses. The Partnership recognizes the $2.6 million offsets as operating expense. Operating expenses for the nine months ended September 30, 1993 reflect the estimated costs of disassembling of the former Midway and Continental aircraft. No aircraft disassembly expenses were incurred during the first nine months of 1994.

Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from TWA and Continental under the respective modified agreements. The Partnership has received all scheduled payments due from Continental for the sale of three Boeing 727-200 aircraft. Payments of $587,165 have been received during the nine months ended September 30, 1994 from the sale of parts from the three disassembled aircraft.

As described more fully in Note 6 to the Financial Statements, TWA has proposed to its creditors, including the Partnership, a restructuring of its debt. Such restructuring, if approved, would include a six-month moratorium on its lease payments to the Partnership beginning in November 1994. TWA is current on its lease payments to the Partnership through October 1994.
However, should TWA cease lease payments beginning in November 1994 for a period of six months, the negative effect on the Partnership's cash reserves would be significant. Rental revenues recognized from the Partnership's leases with TWA currently account for approximately 53% of the Partnership's total quarterly rental revenues.

As described in Item 7 of the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed an additional $65,211 for new image modifications during the third quarter of 1994. The Partnership's balance sheets reflect as notes receivable such reimbursable costs financed through September 30, 1994 and December 31, 1993. The Partnership's cash reserves are being retained to finance additional costs to Continental, to meet the obligations under the TWA leases, and to cover potential costs of maintaining and remarketing the Partnership's off-lease aircraft.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1994 and 1993 were $3,750,000, or $7.50 per limited partnership unit for each period. Cash distributions to limited partners during the nine months ended September 30, 1994 were $21,250,000, or $42.50 per limited partnership unit, compared to $8,750,000, or $17.50 per unit for the same period in 1993. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements, continued receipt of the renegotiated rental payments from Continental and TWA, the receipt of modification financing payments from Continental, the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft, and the receipt of payments generated from the aircraft disassembly process.

Part II.  Other Information

Item 1.   Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994, respectively, there are a number of pending legal actions or proceedings to which the Partnership is a party or to which any of its properties are subject. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.


Continental Airlines, Inc. (Continental) - The Partnership continues to negotiate with Continental regarding administrative claims in Continental's bankruptcy proceeding.

Vern A. Kepford, et al. v. Prudential Securities, et al. - On July 14, 1994, plaintiffs filed their Second Amended Original Petition which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. Defendants objections and responses to Plaintiffs' First Request for Production were filed on July 29, 1994. On August 11, 1994, after plaintiffs again amended their petition by adding numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Reuben Riskind, et al. v. Prudential Securities Inc., et al. - On August 31, 1994, plaintiffs filed their Fifth Amended Original Petition adding additional plaintiffs. On that same day, plaintiffs also filed their Second Plea in Intervention adding nearly 2,000 plaintiffs. On September 7, 1994, the court determined to sever from the primary lawsuit four plaintiffs and set the action for trial on November 7, 1994. On September 29, 1994, defendants removed the severed action to the United States District Court, Western District of Texas, Del Rio Division. On October 27, 1994, the action was remanded back to state court. On October 4, 1994, plaintiffs filed their Sixth Amended Petition adding as defendants: the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Securities Corporation, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company.

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

Weisl, et al., v. Polaris Holding Company, et al. - On April 19, 1994, the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on the grounds that the statute of limitations barred almost all of the claims in the action. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994.

Novak, et al. v. Polaris Holding Company, et al. - On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss the purported derivative complaint. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to plaintiffs to replead. On October 7, 1994, defendants filed a notice of appeal.

Harner, et al. v. Prudential Bache Securities - On September 8, 1994, the Sixth Circuit affirmed the lower court's decision dismissing the action.


Item 6.   Exhibits and Reports on Form 8-K


a)        Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          27.  Financial Data Schedules

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

                                                                          POLARIS AIRCRAFT INCOME FUND III,
                                                                          A California Limited Partnership
                                                                          (Registrant)
                                                                          By:     Polaris Investment
                                                                                  Management Corporation,
                                                                                  General Partner

        November 10, 1994                                                         By:       /S/James F. Walsh
- -------------------------------------                                                       --------------------------
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
