Form 10-K
POLARIS AIRCRAFT INCOME FUND III
filed 1995-03-29
CIK 806031

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K


            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1994

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period from       to

                          Commission File No. 33-10122

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership
             (Exact name of registrant as specified in its charter)


               California                    94-3023671
     (State or other jurisdiction of   (IRS Employer I.D. No.)
     incorporation or organization)

201 Mission Street, 27th Floor, San Francisco, California        94105
     (Address of principal executive offices)                  (Zip Code)

          Registrant's telephone number, including area code:    (415) 284-7400

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1994.

                   Documents incorporated by reference:  None

                      This document consists of 42 pages.

                                     PART I

Item 1.   Business

The principal objectives of Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-III was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2020.

PAIF-III has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company and General Electric Capital Corporation (GE Capital), acquire, lease, finance and sell aircraft for their own accounts and for existing aircraft leasing programs sponsored by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner and its affiliates and GPA.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Continental Airlines, Inc. (Continental) and Trans World Airlines, Inc. (TWA) as of December 31, 1994:

                                     Number of     Lease
Lessee            Aircraft Type       Aircraft   Expiration   Renewal Options


Continental   Boeing 727-200 Advanced     5      10/96 (1)        none

TWA           McDonnell Douglas DC-9-30  13       2/98 (2)        none


(1) The Continental leases were modified in 1991. The leases for the Boeing 727-200 Advanced aircraft were extended for 37 months beyond the initial lease expiration date in September 1993 at approximately 90% of the original lease rates. The Partnership also agreed to pay for certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms.

(2) TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 13 aircraft is February 1998. The TWA leases were modified in 1991; the leases were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms. On January 31, 1992, TWA commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code and subsequently emerged from bankruptcy protection in August 1993 as discussed further in Note 4 to the financial statements (Item 8).

     As discussed in Item 7, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS (which as discussed in Part III, Item 10 now provides certain management services to PIMC and PALC) negotiated a proposed standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $2.6 million, plus interest being repaid in monthly installments between May 1995 through December 1995. The Partnership received as consideration for the agreement $157,568 and warrants for such amount of TWA Common Stock as would have a value at December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred (Item
     7).

The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory in 1992. The three McDonnell Douglas DC-9-10 aircraft have been disassembled for sale of their component parts. Disassembly of the six Boeing 727-100 aircraft began in December 1994. It is anticipated that the disassembly and sales process will take at least three years. The leases for three Boeing 727-200 aircraft to Continental expired in April 1994. These aircraft were subsequently sold to Continental as discussed in Item 7.

Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have taken action to downsize or liquidate assets and many airlines have filed for bankruptcy protection. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense in 1994, 1993 and 1992, as discussed in Item 7. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity. Noise suppression hardware, commonly known as a "hushkit," has been developed which, when installed on the aircraft, bring the Boeing 727-200 Advanced into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions. The cost of the hushkit for the Boeing 727-200 Advanced aircraft is approximately $2.5 million. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft.

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-10, a short- to medium-range twin-engine jet, was introduced in 1965. The McDonnell Douglas DC-9-30, which is a stretched version of the McDonnell Douglas DC-9-10, was introduced in 1967. This model offered improved performance when carrying heavier loads.

Over 970 McDonnell Douglas DC-9 aircraft were produced and there are approximately 56 operators worldwide. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits costing approximately $1.6 million are available to bring these aircraft into compliance with Stage 3 noise restrictions. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft. It is expected that the FAA will continue to propose and adopt ADs for the McDonnell Douglas DC-9 aircraft similar to those discussed above for the Boeing 727s, which will require modifications at some point in the future to prevent fatigue cracks and control corrosion. The demand for and the value of these aircraft is expected to continue to diminish to the extent that the costs of bringing McDonnell Douglas DC-9 aircraft into compliance with any ADs reduces the economic efficiency of operating these aircraft.

The general partner believes that the current soft market for the Partnership's aircraft reflects, in addition to the factors cited above, the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification, as discussed in the Industry Update section of
Item 7.

Item 2.   Properties

PAIF-III owns a portfolio of 18 commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to TWA and five Boeing 727 Series 200 Advanced aircraft leased to Continental. All leases are operating leases. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway, and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory. The inventoried aircraft, which are not included in the following table, have been or are being disassembled for sale of their component parts. The following table describes the

Partnership's current aircraft portfolio in greater detail:

                                                Year of          Cycles
Aircraft Type              Serial Number      Manufacture  As of 9/30/94 (1)

Boeing 727-200 Advanced        21247              1976            30,346
Boeing 727-200 Advanced        21248              1976            29,883
Boeing 727-200 Advanced        21249              1976            29,821
Boeing 727-200 Advanced        21363              1977            28,406
Boeing 727-200 Advanced        21366              1977            28,245
McDonnell Douglas DC-9-30      47028              1967            78,123
McDonnell Douglas DC-9-30      47029              1967            77,267
McDonnell Douglas DC-9-30      47030              1967            77,366
McDonnell Douglas DC-9-30      47095              1967            72,948
McDonnell Douglas DC-9-30      47109              1968            76,179
McDonnell Douglas DC-9-30      47134              1967            72,447
McDonnell Douglas DC-9-30      47136              1968            72,698
McDonnell Douglas DC-9-30      47172              1968            73,251
McDonnell Douglas DC-9-30      47173              1968            76,363
McDonnell Douglas DC-9-30      47248              1968            80,103
McDonnell Douglas DC-9-30      47250              1968            77,452
McDonnell Douglas DC-9-30      47344              1969            74,083
McDonnell Douglas DC-9-30      47491              1970            69,532

(1)  Cycle information as of 12/31/94 is not yet available.

Item 3.   Legal Proceedings

Continental Airlines, Inc. (Continental) Bankruptcy - On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiaries, including Continental, filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Polaris Aircraft Income Fund III (the Partnership) filed an administrative claim for the fair rental value of aircraft operated by Continental during the bankruptcy period and a general unsecured claim for the rental value of aircraft that were not so operated. The Bankruptcy Court approved a negotiated agreement between Continental and the Partnership on August 23, 1991, and Continental emerged from bankruptcy under a plan of reorganization approved by the Bankruptcy Court effective April 28, 1993. On January 30, 1995, the Bankruptcy Court approved a stipulation between Continental and the Partnership settling the Partnership's administrative expense priority claims against Continental with respect to certain Boeing 727-100 aircraft that Continental returned to the Partnership in January 1992. As discussed in Item 7, Continental is to pay the Partnership an aggregate amount of $1.3 million. The Partnership received an initial payment of approximately $311,000 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments through February 1996, with respect to the Partnership's administrative priority claims pursuant to the terms of the stipulation.

Midway Airlines, Inc. (Midway) Bankruptcy - In March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no action has been taken to pay or settle the Partnership's bankruptcy claims.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, an action entitled Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. The complaint names Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a summons and original petition on or about May 2, 1994. Plaintiffs' original petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Riskind, et al. v. Prudential Securities, Inc., et al. - An action entitled Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. Polaris Aircraft Income Fund I and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names Polaris Aircraft Income Fund I, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

On April 29, 1994 and June 30, 1994, plaintiffs filed third and fourth amended original petitions which added additional plaintiffs. On April 24, 1994, plaintiffs filed motions for (i) joinder and consolidation of cases in arbitration, (ii) joinder and consolidation of cases not subject to arbitration, and (iii) a pre-trial scheduling order. These motions were amended on June 29, 1994 and, on August 22, 1994, plaintiffs filed a renewed motion for consolidation and motion to set for jury. On August 31, 1994, plaintiffs filed their fifth amended original petition which added additional plaintiffs and also filed their second plea in intervention adding nearly 2,000 intervenors. On September 7, 1994, the court denied plaintiffs' motion to consolidate and motion to set for jury, but determined to sever from the primary lawsuit four plaintiffs and set the action for trial on November 7, 1994. On October 4, 1994, plaintiffs filed their sixth amended petition adding as defendants: the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Securities Corporation, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company.

On October 14, 1994, defendants filed motions for summary judgment on the grounds of, inter alia, statute of limitations and failure to state a claim. The motions have been fully briefed and the parties are waiting for a decision by the Texas trial court. On October 20, 1994, certain Polaris and General Electric entities filed a motion to transfer venue, plea in abatement and motion to dismiss the claims of non-Texas residents on the basis of forum non conveniens. On November 1, 1994 and November 7, 1994, plaintiffs filed their seventh and eighth amended original petitions. On November 4, 1994, plaintiffs filed a motion for summary judgment, motion for collateral estoppel, and motion for summary judgment on the issue of fraudulent concealment. On November 7, 1994, plaintiffs filed a second motion for summary judgment. These motions were supplemented on November 10, 1994. Defendants filed responses to these motions on November 23, 1994.

On November 7, 1994, the Partnership and other Polaris and General Electric entities filed in the Court of Appeals for the 4th Judicial District San Antonio, Texas: (1) an emergency motion to stay trial court proceedings, and
(2) a motion for leave to file petition for writ of mandamus, together with relator's petition for writ of mandamus, supporting brief and record. These motions, which concern trial court rulings regarding venue, discovery, and trial settings, were denied by the Court of Appeals on November 9, 1994. On November 14, 1994, the Partnership and other Polaris and General Electric entities filed in the Texas Supreme Court motions (a) for emergency stay of trial court proceedings, and (b) for leave to file petition for writ of mandamus, together with relators' petition and writ of mandamus, supporting brief and record. On November 15, 1994, the Supreme Court granted the emergency motion to stay trial court proceedings pending determination of relators' motion for leave to file petition for writ of mandamus, which concerns trial court rulings regarding venue, discovery, and trial settings.
On November 16, 1994, plaintiffs filed an emergency motion to lift the stay.
On February 16, 1995, the Texas Supreme Court denied leave to file the petition and writ of mandamus and the stay of trial court proceedings was lifted. On February 21, 1995, defendants filed a motion for a continuance of the case.

Howland, et al. v. Polaris Holding Company, et al. - On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in Polaris Aircraft Income Funds I-VI. The complaint names each of Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an accounting of all monies invested by plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs. On August 3, 1994, the action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, discussed in Part III, Item 10 below.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a nominal defendant, the Partnership is not a party to these actions.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

a) Polaris Aircraft Income Fund III's (PAIF-III or the Partnership) units representing assignments of limited partnership interest (Units) are not publicly traded. The Units are held by Polaris Depositary III on behalf of the Partnership's investors (Unit Holders). Currently there is no market for PAIF-III's Units and it is unlikely that any market will develop.

b)   Number of Security Holders:
                                             Number of Record Holders
        Title of Class                       as of December 31, 1994

     Depository Units Representing Assignments
     of Limited Partnership Interests:                 18,584

     General Partnership Interest:                          1

c)   Dividends:

     The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 1994 and 1993 totaled $25,000,000 and $12,500,000, respectively. Cash distributions per limited partnership unit were $50.00 and $25.00 in 1994 and 1993, respectively.

Item 6.   Selected Financial Data

                              1994             1993             1992             1991             1990

Revenues               $   13,486,506   $   20,500,665   $   16,910,098   $   16,574,900   $   37,257,609

Net Income (Loss)            (181,996)       2,707,789       (4,800,779)     (20,128,461)      19,362,089

Net Income (Loss)
  allocated to Limited
  Partners                 (2,679,926)       1,430,836       (5,752,671)     (21,239,545)      15,918,793

Net Income (Loss) per
  Limited Partnership
  Unit                          (5.36)            2.86           (11.51)          (42.48)           31.84

Cash Distributions per
  Limited Partnership
  Unit                          50.00            25.00            20.00            26.25            65.00

Total Assets               86,552,826      114,953,271      128,585,579      142,116,664      175,991,064

Partners' Capital          85,866,969      113,826,743      125,007,844      140,919,734      175,631,528

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership owns a portfolio of 18 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory. The inventoried aircraft have been or are being disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, one former Aero California S.A. de C.V. DC-9-10 aircraft in September 1993, five of the former Continental DC-9-10 aircraft at various dates in 1993, and three former Continental Boeing 727-200 aircraft in May 1994.


Partnership Operations

For the year ended December 31, 1994, the Partnership recorded a net loss of $181,996, or $5.36 per limited partnership unit, compared to net income of $2,707,789, or $2.86 per limited partnership unit, and a net loss of $4,800,779, or $11.51 per limited partnership unit, for the years ended December 31, 1993 and 1992, respectively. The net loss in 1992 resulted primarily from a significant increase to depreciation expense for declines in the estimated realizable values of the Partnership's aircraft, as discussed later in the Industry Update section. Depreciation expense was increased in 1992 by approximately $10.1 million compared to increases of approximately $144,000 and $825,000 in 1994 and 1993, respectively. The net loss for 1994 resulted primarily from the loss of $3,588,919 recorded on the sale of three Boeing 727-200 aircraft to Continental as discussed later. Partially offsetting the loss on sale, the Partnership recognized as revenue in 1994 $400,000 that it had previously held as maintenance reserves relating to two aircraft formerly on lease to Continental. Revenues for 1993 include the gain on the sale of two aircraft totaling $233,387 and income from a forfeited deposit of $25,000.

Rental revenues, net of related management fees, were higher during 1993 as compared to the prior year. Continental began making deferred rent payments in July 1992 on rents deferred and not previously recognized as revenue in 1990 and 1991. Continental also began making deferred rent payments in October 1993 on rents deferred and not previously recognized in 1992. Rental revenues recognized during 1994 declined as compared to 1993. The leases of three Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994. In addition, rental revenue recognized on the Partnership's leases with TWA decreased during 1994. As discussed below, in December 1994, the GE Capital Aviation Services, Inc. (or "GECAS" which, as discussed in Part III, Item 10, now provides certain management services to Polaris Investment Management Corporation (PIMC) and Polaris Aircraft Leasing Corporation) negotiated a proposed standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $2.6 million plus interest, being repaid by TWA in monthly installments between May 1995 through December 1995. The Partnership will not recognize the rental amount deferred in 1994 of $1,137,500 as rental revenue until it is received. The Partnership received as consideration for the agreement $157,568 and warrants for such amount of TWA Common Stock as would have a value (as described later) at December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred.

Interest income increased in 1993, as compared to 1992, as additional interest was earned on the rent deferral and modification advances with Continental. Interest income declined during 1994 as compared to 1993 due to a reduction in interest earned on the rent deferral with Continental, as the balance of the deferred rental amounts owed by Continental has decreased through monthly payments by Continental. In addition, interest income earned on the Partnership's cash reserves declined during 1994, as compared to 1993, as a result of lower cash reserve balances partially offset by higher interest rates. The decrease in total interest income during 1994 was partially offset by interest earned on the financed sale of three Boeing 727-200 aircraft to Continental beginning in May 1994.

Operating expenses increased in 1994 and 1993, as compared to 1992 due to maintenance expenses incurred by the Partnership related to the leases with TWA. As part of the TWA lease extension as discussed in Note 4 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. The Partnership recognized as operating expense $2.6 million and $1.95 million of these expenses during 1994
and 1993, respectively.   In addition, operating expenses for 1993 reflect the
estimated costs of disassembling of the former Midway and Continental aircraft. No aircraft disassembly expenses were recognized during 1994.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from Continental under the modified lease agreement. As discussed above, the Partnership and TWA agreed to defer certain rents due the Partnership totaling $2.6 million, to be repaid by TWA, with interest beginning in May 1995 through December 1995. Until the deferred rents are repaid by TWA in full, the negative impact on the Partnership's cash reserves will be significant.

As described in Note 6 to the financial statements (Item 8), the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed $315,145 and $165,937 for new image modifications during 1994 and 1993, respectively. The Partnership's cash reserves are being retained to finance future modification costs for Continental and to meet the obligations under the TWA leases and restructuring agreement.

Cash Distributions - Cash distributions to limited partners were $25,000,000, $12,500,000, and $10,000,000 in 1994, 1993 and 1992, respectively. Cash distributions per limited partnership unit totaled $50.00, $25.00, and $20.00 in 1994, 1993 and 1992, respectively. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments from TWA and Continental; the receipt of modification financing payments from Continental; the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft; the receipt of payments generated from the aircraft disassembly process; and the receipt of payments from Continental as settlement for the return of six Boeing 727-100 aircraft, as discussed below.


Remarketing Update

Aircraft Sale to Continental - The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $3,019,719. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and recognized a loss on sale of $3,588,919 in 1994. During 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at December 31, 1994 was $2,223,875.


TWA Restructuring

In October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Such restructuring was to include a six-month moratorium on its lease payments to TWA's lessors commencing November 1994. TWA initially proposed that lease payments for a portion of that period be forgiven in exchange for shares of TWA common stock to be issued in conjunction with the restructuring and the remainder repaid over the remaining lease term. TWA stated that if it were unable to obtain approvals from its creditors (including the Partnership) for the proposed restructuring, it would have to file for protection under Chapter 11 of the Federal Bankruptcy Code.

Subsequently, GECAS negotiated a proposed standstill agreement with TWA for the 46 aircraft that are managed by GECAS. That agreement, which was subject to the approval of the owners of these aircraft, was subsequently approved by PIMC. The agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $2.6 million plus interest, being repaid in monthly installments beginning in May 1995 through December 1995. The Partnership will not recognize the rental amount deferred in 1994 of $1,137,500 as rental revenue until it is received. In consideration for that partial moratorium, TWA agreed to make an initial payment to the TWA lessors for whom GECAS provides management services and who agreed to the proposed standstill agreement, including the Partnership. The Partnership received as consideration for the agreement $157,568 in January 1995. In addition, TWA issued warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the restructuring) at December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred. TWA has not concluded agreements with all of its creditors regarding its proposed debt restructuring. Thus, it remains uncertain whether TWA will file for protection under Chapter 11 of the Federal Bankruptcy Code.


Continental Bankruptcy Claims

As discussed in Item 3, in January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specifies payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of approximately $311,000 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments through February 1996. The Partnership will record the payments as revenue when received.


Continental Restructuring

On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date.


Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four McDonnell Douglas DC-9-10 aircraft formerly leased to Midway (Note 5) and the six Boeing 727-100 aircraft formerly on lease to Continental (Note 6), the Partnership entered into an agreement with Soundair, Inc. (Soundair) for the disassembly and sale of these aircraft. Disassembly of the McDonnell Douglas DC-9-10s began in January 1993. Disassembly of the Boeing 727-100s began in December 1994. It is anticipated that the disassembly and sales process will take at least three years.

The Partnership recognized the estimated cost of disassembly of approximately $50,000 per aircraft in 1993, and will receive the proceeds from the sale of such parts net of overhaul expenses if necessary, and commission paid to Soundair. During 1993, the Partnership paid $141,630 for aircraft disassembly costs of the three McDonnell Douglas DC-9-10s. The remainder of the estimated disassembly costs for the six Boeing 727-100s will likely be paid during 1995. During 1994 and 1993, the Partnership received net proceeds from the sale of aircraft inventory of $748,740 and $593,923, respectively.

The nine aircraft are recorded as aircraft inventory in the Partnership's balance sheets (Item 8). Upon transferring the aircraft to inventory in 1992, the Partnership recorded downward adjustments to the aircraft value of $1,050,000, which are reflected in depreciation expense in the 1992 statement of operations. During 1994 and 1993, the Partnership recorded additional downward adjustments to the inventory value of $144,000 and $801,590, to reflect the then-current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the accompanying statements of operations (Item 8).


Reconciliation of Book Loss to Taxable Loss

The following is a reconciliation between net income per limited partnership unit reflected in the accompanying financial statements (Item 8) and information provided to unit holders for federal income tax purposes:

   1994 book net loss per limited partnership unit                     $ (5.36)
   Adjustments for tax purposes:
     TWA Rental revenue recognized for tax purposes and deferred for
        book purposes                                                     4.15
     Management fee recognized for tax purposes and deferred for
        book purposes                                                     (.21)
     Reversal of book other revenue previously recognized for tax         (.79)
     Tax depreciation in excess of book depreciation                     (8.47)
     Book loss on sale in excess of tax loss on sale                      1.57
     Sale of inventory and net tax loss on writedown of inventory        (1.17)
     Reversal of Continental rental revenue previously recognized
       for tax                                                           (4.38)
     Reversal of Continental interest revenue previously recognized
       for tax                                                            (.50)
     Reversal of management fees previously expensed for tax               .25
     Items capitalized for tax and expensed for book                      5.25
                                                                       -------
   1994 taxable loss per limited partnership unit                      $ (9.66)
                                                                       =======

The differences between the net loss for book purposes and net loss for tax purposes result from the timing differences of certain revenue and deductions. As previously discussed, the Partnership has deferred certain 1994 TWA rents until 1995, when they are to be paid with interest. For book purposes, the Partnership will not recognize the rental amount deferred in 1994 as revenue until it is received. This deferral has been reversed for tax purposes and the rental revenue and associated management fee expense has been recognized. During 1994, TWA incurred maintenance costs related to the Partnership's aircraft. Under the lease agreement, these costs will offset future rental payments owed by TWA. For tax purposes, the payment of these costs by TWA is treated as prepaid rent and recognized as rental revenue in 1994.

Certain maintenance reserve liability balances remaining at the end of the lease term were recognized as revenue for book purposes. Since this revenue had been previously recognized for tax purposes, it was reversed for tax purposes.

The Partnership computes depreciation using the straight-line method for financial reporting and generally an accelerated method for tax purposes. As a result, the current year tax depreciation expense is greater than the book depreciation expense and provides unit holders with the benefit of deferring taxation on a portion of their cash distributions. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments which increased depreciation expense. The adjustments also resulted in a larger book loss on the aircraft sale than for tax.

Certain aircraft have been disassembled and held in inventory until their component parts can be sold. A net tax loss resulted from the sale of these component parts along with a writedown of aircraft to tax basis inventory value. For book purposes, such assets are reflected at estimated net realizable value.

In addition, there are differences between the recognition of certain deferred rental revenue for book and tax. As previously discussed, one of the Partnership's lessees, Continental, filed for Chapter 11 bankruptcy protection in 1990. The Partnership and Continental subsequently reached agreement as to the payment of deferred and future rentals. The original deferred rentals were converted into 12% promissory notes, to be repaid by Continental over periods of up to 52 months beginning in July 1992. The additional deferred rentals were converted to notes under a similar agreement. For book purposes, the

Partnership will not recognize any of these deferred rentals, or the related interest, as revenue, nor will it accrue management fee expense on such rentals, until the amounts due are received from Continental. However, for tax purposes, these amounts have been accrued over the period in which they were earned. Finally, certain costs were capitalized for tax purposes and expensed for book purposes.


Industry Update

Maintenance of Aging Aircraft - The process of aircraft maintenance begins at the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. The general partner understands that this program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may uncover the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million per Boeing 727 aircraft, if none of the required work had been done previously. In general, the new maintenance requirements must be completed by the later of March 1994, or 60,000 cycles for each Boeing 727. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition, including compliance with all ADs for which action is mandated by the FAA during the lease term. The Partnership agreed to bear a portion of certain maintenance and/or AD compliance costs, as discussed in Item 1, with respect to the aircraft leased to Continental and TWA. In negotiating subsequent leases, market conditions currently generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are, with few exceptions, no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 57% Stage 3 aircraft and 43% Stage 2 aircraft. The key features of the rule include:

     - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates:
          December 31, 1994, 1996 and 1998. All Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003).

     - All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective interim compliance dates noted above).

     - Carryforward credits will be awarded to operators for early additions of Stage 3 aircraft to their fleets. These credits may be used to reduce either the number of Stage 2 aircraft it must phase-out or the number of Stage 3 aircraft it must phase-in by the next interim compliance date. The credits must be used by that operator, however, and cannot be transferred or sold to another operator.

The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring the eventual phase-out of Stage 2 aircraft is anticipated. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of hushkitting some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership will incur such costs unless they can be substantially recovered through a lease.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have opted to downsize or liquidate assets, and many airlines have filed for bankruptcy protection.

Effects on the Partnership's Aircraft - To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate, the Partnership made downward adjustments to its estimates of aircraft residual value during 1994, 1993 and 1992 for certain of its on-lease aircraft. In addition, during 1994, 1993 and 1992, the Partnership recognized downward adjustments totaling $144,000, approximately $825,000 and approximately $10.1 million, respectively, to the book value for certain of its off-lease and on-lease aircraft and, with respect to 1994 and 1993, the adjustments also included adjustments to aircraft inventory as previously discussed. These adjustments are included in depreciation expense in the statements of operations.

The Partnership's leases expire between October 1996 and February 1998. To the extent that the Partnership's non-advanced Boeing and McDonnell Douglas aircraft continue to be significantly affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.   Financial Statements and Supplementary Data










                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership





             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1994 AND 1993


                                 TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund III,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                            ARTHUR ANDERSEN LLP




San Francisco, California,
  January 24, 1995 (except with respect
  to the matter discussed in Note 11, as
  to which the date is February 9, 1995)

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership


                                 BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993


                                                        1994         1993
ASSETS:

CASH AND CASH EQUIVALENTS                         $ 15,810,799  $     17,047

SHORT-TERM INVESTMENTS, at cost which
 approximates market value                              -         29,065,069

                                                  ------------  -------------
    Total Cash and Cash Equivalents and
      Short-Term Investments                        15,810,799    29,082,116

RENT AND OTHER RECEIVABLES                             485,551       659,301

NOTES RECEIVABLE                                     2,749,401       456,308

AIRCRAFT at cost, net of accumulated
 depreciation of $63,166,880 in 1994 and
 $64,978,597 in 1993                                65,092,609    81,448,340

AIRCRAFT INVENTORY                                   2,388,377     3,281,117

OTHER ASSETS, net of accumulated amortization
 of $796,767 in 1994 and 1993                           26,089        26,089
                                                  ------------  ------------
                                                  $ 86,552,826  $114,953,271
                                                  ============  ============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $    121,658  $    190,747

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                42,418        14,000

MAINTENANCE RESERVES                                    -            400,000

DEFERRED INCOME                                        521,781       521,781
                                                  ------------  ------------
    Total Liabilities                                  685,857     1,126,528

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                    (1,346,583)   (1,066,735)
 Limited Partners, 500,000 units issued
   and outstanding                                  87,213,552   114,893,478
                                                  ------------  ------------
    Total Partners' Capital                         85,866,969   113,826,743
                                                  ------------  ------------
                                                  $ 86,552,826  $114,953,271
                                                  ============  ============

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                          1994          1993         1992

REVENUES:
 Rent from operating leases         $ 15,023,940   $18,056,395  $ 15,366,316
 Interest                              1,651,485     2,185,883     1,544,782
 Gain (loss) on sale of aircraft      (3,588,919)      233,387        (1,000)
 Other                                   400,000        25,000        -
                                    ------------   -----------  ------------
    Total Revenues                    13,486,506    20,500,665    16,910,098
                                    ------------   -----------  ------------
EXPENSES:
 Depreciation and amortization         9,891,093    13,939,172    20,421,260
 Management and advisory fees            738,809       871,021       755,128
 Operating                             2,745,928     2,727,105       273,440
 Administration and other                292,672       255,578       261,049
                                    ------------   -----------  ------------
    Total Expenses                    13,668,502    17,792,876    21,710,877
                                    ------------   -----------  ------------
NET INCOME (LOSS)                   $   (181,996)  $ 2,707,789  $ (4,800,779)
                                    ============   ===========  ============
NET INCOME ALLOCATED TO
 THE GENERAL PARTNER                $  2,497,930   $ 1,276,953  $    951,892
                                    ============   ===========  ============
NET INCOME (LOSS)
 ALLOCATED TO THE
 LIMITED PARTNERS                   $ (2,679,926)  $ 1,430,836  $ (5,752,671)
                                    ============   ===========  ============

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP
 UNIT                               $      (5.36)  $      2.86  $     (11.51)
                                    ============   ===========  ============

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                          General     Limited
                                          Partner     Partners      Total

Balance, December 31, 1991          $   (795,579)  $141,715,313   $140,919,734

 Net income (loss)                       951,892     (5,752,671)    (4,800,779)

 Cash distributions to partners       (1,111,111)   (10,000,000)   (11,111,111)
                                    ------------   ------------   ------------
Balance, December 31, 1992              (954,798)   125,962,642    125,007,844

 Net income                            1,276,953      1,430,836      2,707,789

 Cash distributions to partners       (1,388,890)   (12,500,000)   (13,888,890)
                                    ------------   ------------   ------------
Balance, December 31, 1993            (1,066,735)   114,893,478    113,826,743

 Net income (loss)                     2,497,930     (2,679,926)      (181,996)

 Cash distributions to partners       (2,777,778)   (25,000,000)   (27,777,778)
                                    ------------   ------------   ------------
Balance, December 31, 1994          $ (1,346,583)  $ 87,213,552   $ 85,866,969
                                    ============   ============   ============

        The accompanying notes are an integral part of these statements.



                                                   POLARIS AIRCRAFT INCOME FUND III,
                                                   A California Limited Partnership

                                                       STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                                                        1994              1993              1992
OPERATING ACTIVITIES:
  Net income (loss)                                                               $   (181,996)     $  2,707,789     $ (4,800,779)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                    9,891,093        13,939,172       20,421,260
    Loss (gain) on sale of aircraft                                                  3,588,919          (233,387)           1,000
    Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                                                 173,750          (563,692)         945,485
         Increase in other assets                                                       -                 -               (26,089)
         Decrease in inventory                                                          -                465,000           -
         Increase (decrease) in payable to affiliates                                  (69,089)           80,086         (132,422)
         Increase (decrease) in accounts payable
           and accrued liabilities                                                      28,418           (88,451)         (38,727)
         Increase (decrease) in deferred income                                         -             (1,313,500)       1,821,781
         Increase (decrease) in lessee security deposits                                -               (366,707)         204,429
         Increase (decrease) in maintenance reserves                                  (400,000)         (762,635)         681,713
                                                                                  ------------      ------------     ------------
           Net cash provided by operating activities                                13,031,095        13,863,675       19,077,651
                                                                                  ------------      ------------     ------------
INVESTING ACTIVITIES:
  Lease acquisition costs                                                               -                 -               (12,517)
  Improvements to aircraft                                                              -                 -              (210,385)
  Net proceeds from sale of aircraft                                                    -              6,228,388          200,000
  Net proceeds from sale of aircraft inventory                                         748,740           593,923           -
  Inventory disassembly costs                                                           -               (141,630)          -
  Increase in notes receivable                                                        (315,145)         (165,937)        (506,771)
  Principal payments on notes receivable                                             1,041,771           123,481           92,919
  Refund of deposit on hushkit options                                                  -                 -                90,000
                                                                                  ------------      ------------     ------------
           Net cash provided by (used in)
              investing activities                                                   1,475,366         6,638,225         (346,754)
                                                                                  ------------      ------------     ------------
FINANCING ACTIVITIES:
  Cash distributions to partners                                                   (27,777,778)      (13,888,890)     (11,111,111)
                                                                                  ------------      ------------     ------------
           Net cash used in financing activities                                   (27,777,778)      (13,888,890)     (11,111,111)
                                                                                  ------------      ------------     ------------
CHANGES IN CASH AND CASH
  EQUIVALENTS AND SHORT-TERM
  INVESTMENTS                                                                      (13,271,317)        6,613,010        7,619,786

CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT
  BEGINNING OF YEAR                                                                 29,082,116        22,469,106       14,849,320
                                                                                  ------------      ------------     ------------
CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT
  END OF YEAR                                                                     $ 15,810,799      $ 29,082,116     $ 22,469,106
                                                                                  ============      ============     ============

                                   The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994



1.   Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.

Short-Term Investments - The Partnership classifies all liquid investments with original maturities of three months or less as short-term investments.

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated salvage value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition is calculated based upon the number of days that the aircraft are in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life. For any downward adjustment in estimated residual, or decrease in the estimated remaining economic life, the depreciation expense over the remaining life of the aircraft is increased. If the expected net income generated from the lease (rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the appropriate period. These costs are also subject to the periodic evaluation discussed above.

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until book value is fully recovered.

Other Assets - Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure and lease the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1994, 1993 and 1992.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Financial Accounting Pronouncements - SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118, which together require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement has been adopted as of January 1, 1995. The Partnership does not expect the adoption of this statement to have a significant impact on its financial position or results of operations.


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depositary Company III (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Note 9.


3.   Aircraft

The Partnership owns 18 aircraft and certain inventoried aircraft parts from its original portfolio of 38 used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases, the Partnership has agreed to share in the cost of compliance with ADs. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in December 1992, seven aircraft in 1993, and three aircraft in 1994 (Note 8). In addition, nine aircraft have been, or are being disassembled for sale of their component parts (Note 7).

Thirteen McDonnell Douglas DC-9-30s - These aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing as discussed in Note 4.

Four McDonnell Douglas DC-9-10s - These aircraft were acquired for $15,768,766 in 1987 and leased to Midway Airlines, Inc. (Midway). Midway defaulted under its leases in January 1991 and returned the aircraft to the Partnership as described in Note 5. During 1992, the Partnership transferred the four aircraft to aircraft inventory and subsequently disassembled three of the aircraft for sale of their component parts (Note 7). One aircraft was sold to Target Airways, Ltd. during January 1993 as described in Note 8.

Fourteen Boeing 727s (Series 100, 200 and 200 Advanced) and Seven McDonnell Douglas DC-9-10s - These aircraft were acquired for $111,830,728 in 1987 and leased to Continental Airlines, Inc. (Continental) for terms of 72 months for the Boeing aircraft and 42 months for the McDonnell Douglas aircraft. Continental filed for Chapter 11 bankruptcy protection in December 1990. In 1991, the Partnership and Continental entered into an agreement for Continental's continued lease of three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft; however, Continental rejected the leases on six Boeing 727-100s and the seven McDonnell Douglas DC-9-10s. Notes 6 and 11 contain a detailed discussion of the Continental events. Six of the seven McDonnell Douglas DC-9-10 aircraft were sold in 1993 and 1992 as discussed in
Note 8. During 1993, the six Boeing 727-100s were transferred to aircraft inventory and are being disassembled for sale of their component parts (Note
7). Upon transferring the aircraft to aircraft inventory in 1992, the Partnership recorded downward adjustments to the aircraft value, which are included in the adjustment discussed in below and in Note 7. The leases of the three Boeing 727-200 aircraft expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994 (Note 8).

In June 1991, one of the DC-9-10 aircraft formerly leased to Continental was leased to Aero California S.A. de C.V. (Aero California) for a lease term of 18 months at approximately 76% of the original lease rate with Continental. The aircraft was subsequently sold to Aero California in September 1993, as discussed in Note 8. The following is a schedule by year of future minimum rental revenue under the existing leases including the deferred rental payments specified in the Continental lease modifications (Note 6):

                            Continental
                             Deferred
Year                        Amount (1)     Rental Payments     Total

1995                        $1,729,060     $13,320,000     $15,049,060
1996                         1,781,940      12,400,000      14,181,940
1997                           159,582       7,800,000       7,959,582
1998                           -             1,300,000       1,300,000
1999 and thereafter            -               -               -
                            ----------     -----------     -----------
                            $3,670,582     $34,820,000     $38,490,582
                            ==========     ===========     ===========

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

To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate, the Partnership made downward adjustments to its estimates of aircraft residual value during 1994, 1993 and 1992 for certain of its on-lease aircraft (Note 1). In addition, during 1994, 1993 and 1992, the Partnership recognized downward adjustments totaling $144,000, approximately $825,000 and approximately $10.1 million, respectively, to the book value for certain of its off-lease and on-lease aircraft and, with respect to 1994 and 1993, the adjustments also included adjustments to aircraft inventory as described in Note 7. These adjustments are included in depreciation expense in the statements of operations.


4.   TWA Reorganization

During 1991, TWA defaulted under its leases with the Partnership when it failed to pay its March lease payments. In March 1991, TWA and the Partnership entered into lease amendments which specified (i) renegotiated lease rates equal to approximately 71% of the original rates; (ii) payment of the March and April lease payments at the renegotiated rates; and (iii) an advance lump-sum security deposit payment in March 1991 representing the present value of the remaining lease payments due through the end of the leases at the renegotiated rate. The Partnership recorded the lump sum payment from TWA as deferred income, and recognized the rental revenue as it was earned over the lease term. The Partnership also recognized interest expense equal to the difference between the cash received and the rental revenue earned over the lease term.

In December 1991, the leases for all 13 aircraft were amended further, to extend the terms to February 1998 at approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs after TWA successfully reorganized. The agreement with TWA stipulates that such costs incurred by TWA may be credited against monthly rentals due to the Partnership, subject to annual limitations and a maximum of $500,000 per aircraft over the term of the leases.

In January 1992, TWA commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code. TWA received court approval to emerge from bankruptcy protection effective November 3, 1993. TWA notified the partnership of its intention to affirm its leases for all 13 DC-9 aircraft. In addition, while the court had originally granted TWA an additional 90-day period subsequent to its emergence from bankruptcy during which it could exercise its right to reject the Partnerships's leases, TWA elected to waive that right with respect to the Partnership's aircraft. As previously agreed with TWA, August and September 1993 rentals were drawn from the security deposit held by the Partnership, which had been posted for this purpose by TWA prior to its bankruptcy filing.

In accordance with the cost sharing arrangement described above, TWA submitted to the Partnership invoices for expenses paid by TWA to meet the ADs. Expenses totaling $1.95 million were offset against rental payments during 1993 and are included in operating expense in the 1993 statement of operations. Additional expenses totaling $2.6 million, which are included in operating expense in the 1994 statement of operations, were offset against rental payments that were due to the Partnership in the first four months of 1994. TWA may offset an additional $1.95 million against rental payments, subject to annual limitations, over the lease terms.

In October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Such restructuring was to include a six month moratorium on its lease payments to TWA's lessors commencing November 1994. TWA initially proposed that lease payments for a portion of that period be forgiven in exchange for shares of TWA common stock to be issued in conjunction with the restructuring and the remainder repaid over the remaining lease term. TWA stated that if it were unable to obtain approvals from its creditors (including the Partnership) for the proposed restructuring, it would have to file for protection under Chapter 11 of the Federal Bankruptcy Code.

Subsequently, GECAS (which, as discussed in Part III, Item 10 now provides certain management services to PIMC and PALC) negotiated a proposed standstill agreement with TWA for the 46 aircraft that are managed by GECAS. That agreement, which was subject to the approval of the owners of these aircraft, was subsequently approved by PIMC. The agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $2.6 million plus interest, being repaid in monthly installments beginning in May 1995 through December 1995. The Partnership will not recognize the rental amount deferred in 1994 of $1,137,500 as rental revenue until it is received. In consideration for that partial moratorium, TWA agreed to make an initial payment to the TWA lessors for whom GECAS provides management services and who agreed to the proposed standstill agreement, including the Partnership. The Partnership received as consideration for the agreement $157,568 in January 1995. In addition, TWA issued warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the restructuring) at December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred. TWA has not concluded agreements with all of its creditors regarding its proposed debt restructuring. Thus, it remains uncertain whether TWA will file for protection under Chapter 11 of the Federal Bankruptcy Code.


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

6.   Continental Lease Modification

Continental filed for Chapter 11 bankruptcy protection in December 1990. Continental terminated the leases on the six 727-100s and has returned these aircraft to the Partnership (Notes 3 and 11). The leases for the seven McDonnell Douglas DC-9-10 aircraft expired during the period of April through June 1991. Continental will be entitled, under certain circumstances related to a possible future substantial downsizing by Continental, which is not currently anticipated, to reject the remaining existing leases. The terms of the modified agreement are described below.

For the Partnership's Boeing aircraft, the agreement approved by the Bankruptcy Court in 1991 specifies (i) extension of the leases for the three 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease term, subject to the capitalized cost policy as described in Note 1. The Partnership's balance sheets reflect the net reimbursable costs incurred of $525,526 and $456,308 as of December 31, 1994 and 1993, respectively, as notes receivable.

The agreement with Continental includes an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 (Deferred Amount). The Partnership will not recognize the Deferred Amount as rental revenue until it is received, or until the contingencies regarding collectability are removed. The unrecognized Deferred Amounts as of December 31, 1994 and 1993 were $2,396,847 and $4,148,922, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for accrued unpaid rent plus interest on July 1, 1992. During 1994, 1993 and 1992, the Partnership received supplemental payments of $2,348,389, $3,946,788 and $1,973,394, of which $1,752,075, $2,713,495 and $1,202,583 was recognized as rental income in 1994,
1993 and 1992, respectively.

Additional Continental Deferral Agreement - As part of its reorganization plan, Continental requested additional concessions from its aircraft lessors. As a result, the Partnership and Continental reached an agreement to defer rental payments for a period of three months, beginning in November 1992, for a total of $1,852,500 (Additional Deferred Amount), with repayment over the shorter of three and one-half years or the remaining lease term. Repayment with interest began October 1, 1993. During 1994 and 1993, the Partnership received supplemental payments of $651,277 and $162,819, of which $459,365 and $119,400 was recognized as rental income in 1994 and 1993, respectively. The unrecognized Additional Deferred Amount as of December 31, 1994 and 1993 was $1,273,735 and $1,733,100, respectively. Continental continues to pay all other amounts due under the prior agreement.

The Partnership's rights to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims, with the exception of certain deferred amounts. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.
Note 11 discusses further Continental events subsequent to December 31, 1994.

7.   Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four McDonnell Douglas DC-9-10 aircraft formerly leased to Midway (Note 5) and the six Boeing 727-100 aircraft formerly on lease to Continental (Note 6), the Partnership entered into an agreement with Soundair, Inc. (Soundair) for the disassembly and sale of these aircraft. Disassembly of the McDonnell Douglas DC-9-10s began in January 1993. Disassembly of the Boeing 727-100s began in December 1994. It is anticipated that the disassembly and sales process will take at least three years.

The Partnership recognized the estimated cost of disassembly of approximately $50,000 per aircraft in 1993, and will receive the proceeds from the sale of such parts net of overhaul expenses if necessary, and commission paid to Soundair. During 1993, the Partnership paid $141,630 for aircraft disassembly costs of the three McDonnell Douglas DC-9-10s. The remainder of the estimated disassembly costs for the six Boeing 727-100s will likely be paid during 1995. During 1994 and 1993, the Partnership received net proceeds from the sale of aircraft inventory of $748,740 and $593,923, respectively.

The nine aircraft are recorded as aircraft inventory in the Partnership's balance sheets as described in Note 3. Upon transferring the aircraft to inventory in 1992, the Partnership recorded downward adjustments of $1,050,000, which are reflected in depreciation expense in the 1992 statement of operations. During 1994 and 1993, the Partnership recorded additional downward adjustments to the inventory value of $144,000 and $801,590, respectively, to reflect the then current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the corresponding years' statements of operations.


8.   Aircraft Sales

Sale to Lear 25, Inc. (Lear 25) - In December 1992, the Partnership sold one of the ex-Continental McDonnell Douglas DC-9-10 aircraft to Lear 25 for $1,025,000. The aircraft had been off lease since it was returned to the Partnership in early 1991. Under the terms of the sale, Lear 25 made a non-refundable $200,000 down payment and paid the remaining $825,000 in March 1993. The total proceeds of $1,025,000 were approximately 26% of the original acquisition price. The Partnership recorded a $1,000 loss on the sale in 1992.

Sale to Target Airways, Ltd. (Target Airways) - One ex-Midway McDonnell Douglas DC-9-10 aircraft was sold to Target Airways for $925,000 in January 1993, resulting in a gain on sale of $146,500 during 1993. This aircraft was recorded in aircraft inventory in 1992.

Sale to Aero California - In January 1993, the Partnership agreed to sell to Aero California the McDonnell Douglas DC-9-10 aircraft it was leasing (Note 3). The Partnership applied the existing security deposit and maintenance reserves toward the purchase price of approximately $1.1 million, and the remainder was paid in monthly installments through September 1993, when title was transferred to Aero California. The Partnership recognized a gain of $86,887 on the sale in 1993.

Sale to Intercontinental De Aviacian S.A. (Intercontinental) - In March 1993, the Partnership agreed to sell to Intercontinental five of the six McDonnell Douglas DC-9-10 aircraft formerly on lease to Continental, which had been off-lease since they were returned to the Partnership in early 1991. Two aircraft were sold in March 1993, a third aircraft was sold in April 1993, a fourth aircraft was sold in June 1993, and a fifth aircraft was sold in October 1993 for total proceeds of $3.4 million for the five aircraft. The Partnership recorded no gain or loss on the sales, as the aircraft sales prices equalled book values.

Sale to Continental - The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994 (Note 3). In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $3,019,719. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and recognized a loss on sale of $3,588,919 in 1994. During 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at December 31, 1994 was $2,223,875.


9.   Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

   a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1994, 1993 and 1992, the Partnership paid management fees to PIMC of $746,684, $893,701 and $794,346, respectively. Management fees payable to PIMC at December 31, 1994 and 1993 were $23,000 and $30,875, respectively.

   b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1994, 1993 and 1992, the Partnership reimbursed PIMC for expenses of $483,077, $754,345 and $703,756, respectively. Reimbursements totaling $98,658 and $190,747 were payable to PIMC at December 31, 1994 and 1993, respectively.

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


10.  Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1994 and 1993 are as follows:


                  Reported Amounts    Tax Basis    Net Difference

1994:   Assets       $ 86,552,826     $59,622,993    $26,929,833
        Liabilities       685,857         452,549        233,308


1993:   Assets       $114,953,271     $89,815,206    $25,138,065
        Liabilities     1,126,528         514,819        611,709




11.     Subsequent Event

Continental Bankruptcy Claim - In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specifies payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in Notes 3 and 6. The Partnership received an initial payment of approximately $311,000 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments through February 1996. The Partnership will record the payments as revenue when received.

Continental Restructuring - On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), have recently restructured their operations and businesses (the Polaris Restructuring). In connection therewith, PIMC has entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The GE Capital Restructuring - GE Capital has recently completed a restructuring (the GE Capital Restructuring) of its commercial aviation operations, and as a result the owned and managed aircraft portfolios of certain of its affiliates, including its Polaris affiliates, are now managed by GECAS, subject in the case of Polaris investment programs to overall management and supervision by PIMC. The business of GECAS has combined commercial aviation activities formerly conducted by GE Capital's Polaris affiliates and its Transportation and Industrial Funding Corporation division (the T&I Division). In addition, GECAS will provide a significant range of aircraft management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries.

The Polaris Restructuring - In connection with the GE Capital Restructuring, the Servicer hired many of the employees who had performed the functions for Polaris and its investment programs (including the Partnership) that are now performed by the Servicer for PHC owned aircraft and for Polaris investment programs under the Services Agreement and under similar services agreements entered into by PIMC and/or PALC with the Servicer relating to other Polaris investment programs.

In order to allow it to continue to be able to discharge its responsibilities as general partner of the Partnership, PIMC has retained certain of its employees. As of December 31, 1994, PIMC had seven full-time employees. In addition, certain employees of GECAS will serve as officers and directors of PIMC. The following management personnel will serve in the capacities shown opposite their names:

             Name                PIMC  Title

        Howard L. Feinsand  President; Director
        Richard J. Adams    Vice President; Director
        Rodney Sirmons      Director
        James W. Linnan     Vice President
        John E. Flynn       Vice President
        Robert W. Dillon    Vice President; Assistant Secretary
        James F. Walsh      Chief Financial Officer
        William C. Bowers   Secretary


Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Feinsand, 47, Senior Vice President and Manager, Capital Markets, Pricing and Investor Programs of GECAS, joined PIMC and PALC as Vice President, General Counsel and Assistant Secretary in April 1989. Effective July 1989,
Mr. Feinsand assumed the position of Senior Vice President, and served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc. Effective July 1, 1994, Mr. Feinsand held the positions of President and Director of PIMC.

Mr. Adams, 61, Senior Vice President, Aircraft Marketing - North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing, Vice President - North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Sirmons, 48, is Vice President, Portfolio and Risk Management for GECAS. During the last twenty-one years, he has held a variety of credit, underwriting and financial positions with several businesses within GE Capital and its predecessor. Effective July 1, 1994, Mr. Sirmons held the position of Director of PIMC.

Mr. Linnan, 53, became Vice President - Financial Management of PIMC and PALC effective April 1991, having previously served as Vice President - Investor Marketing of PIMC and PALC since July 1986. Effective July 1, 1994, Mr. Linnan held the position of Vice President of PIMC.

Mr. Flynn, 54, Senior Vice President and Manager, Task Force Marketing and General Manager, Cargo, of GECAS, served as Senior Vice President, Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President, North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President, Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 53, became Vice President - Aviation Legal and Insurance Affairs effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC.

Mr. Walsh, 45, Senior Vice President and Chief Financial Officer of GECAS, joined PIMC and PALC in March 1987. He served as Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer. Effective October, 1993, Mr. Walsh resigned as Senior Vice President and Chief Financial Officer of PIMC to assume new responsibilities at GE Capital. Effective July 1, 1994, Mr. Walsh held the position of Chief Financial Officer of PIMC.

Mr. Bowers, 48, Senior Vice President and Associate General Counsel of GECAS, joined that company in November, 1993. Prior to joining GECAS, Mr. Bowers, an attorney, was General Counsel of GPA Capital, the capital markets division of GPA Group plc, from June, 1990 to October, 1993. Prior to joining GECAS, Mr. Bowers was a partner in the New York office of Paul, Hastings, Janofsky & Walker from January, 1988 until June, 1990, having joined that firm as an Of Counsel in October, 1985. Effective November 18, 1994, Mr. Bowers held the position of Secretary of PIMC.

Through the personnel it has retained, PIMC will oversee the services to be performed by the Servicer under the Services Agreement, make decisions as to matters that are effectively reserved to PIMC for decision by the Services Agreement, receive and analyze reports received from the Servicer, and otherwise discharge its responsibilities as general partner of the Partnership (See "The Services Agreement"). In addition, PIMC will continue to perform investor relations services for the Partnership and will continue to supervise ReSource/Phoenix, a division of Phoenix Leasing Incorporated which, since August 1993, has been performing substantially all of the accounting and financial reporting services previously performed by PIMC, pursuant to a Program Accounting and Financial Reporting Administration Agreement. Since July 1994, ReSource/Phoenix has also provided database time-share services, data processing services and investor transfer services pursuant to a Time-Share and Transfer Services Agreement.

GECAS - GECAS is a global commercial aviation financial services company that
(i) offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provides management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, its affiliates, and certain third parties.

GECAS is the world's largest manager of commercial aircraft. From time to time, GE Capital and its affiliates are likely to acquire additional new and used aircraft which are expected to be included in the portfolio to be managed by GECAS. GECAS's managed portfolio includes other aircraft of the same type as those owned by the Partnership. Accordingly, the Servicer may have certain conflicts of interest in performing its duties under the Services Agreement. (See "The Services Agreement", herein.)

The Servicer has represented to PIMC that during the term of the Services Agreement the Servicer's net worth will be greater than $25,000,000, and has agreed during such term not to pay or make any dividends or distributions to its shareholder(s) which would have the effect of reducing the Servicer's net worth below that amount.

The Services Agreement - Under the Services Agreement, PIMC has engaged the Servicer to perform, or arrange for the performance of, aircraft management services, aircraft leasing and sales services, and certain portfolio management services. These services will include, inter alia, managing the Partnership's portfolio of aircraft, arranging for the re-leasing and sale of aircraft, preparing certain reports for the Partnership, employing persons to perform services for the Partnership, and otherwise performing various portfolio and partnership management functions. PIMC will continue to serve as general partner of the Partnership and will retain all of its rights, powers and interests as general partner. In its capacity as general partner, PIMC will exercise supervisory control over the Servicer's rendering of services in connection with the Partnership and will continue to have control and overall management of all matters relating to the Partnership's ongoing business and operations. The Servicer is not becoming a general partner of the Partnership and is not assuming any fiduciary duty that PIMC, as general partner, has had or will have.

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

The Services Agreement requires the Servicer to take any actions relating to the Services Agreement that PIMC may direct so long as such actions are reasonably deemed by PIMC to be necessary or appropriate in order to permit PIMC to fulfill its fiduciary duties as general partner of the Partnership or otherwise to be in the best interest of the Partnership or its limited partners. Furthermore, certain actions with respect to the Partnership may not be taken by the Servicer without the prior approval of PIMC. Such actions include, among others: (i) selling or otherwise disposing of one or more aircraft by the Partnership (including the sale or other disposition of an aircraft as parts or scrap); (ii) entering into any new lease (or any renewal or extension of an existing lease) with respect to any aircraft; (iii) terminating or modifying any lease with respect to any aircraft; (iv) financing or refinancing one or more aircraft by the Partnership; (v) making material capital, maintenance or inspection expenditures for the Partnership;
(vi) hiring any broker to sell or lease any aircraft; (vii) entering into any contract (including any contract of sale), agreement or instrument other than a contract, agreement or instrument entered into in the ordinary course of business that has a term of less than one year and that does not contemplate payments which will exceed, over the term of the contract, agreement or instrument, $100,000 in the aggregate; (viii) changing in any material respect the type or amount of insurance coverage in place for the Partnership; and (ix) incurring any Partnership expenses for which the Servicer will seek reimbursement pursuant to the Services Agreement which exceed in the aggregate, for any calendar month, the sum of $10,000. Absent PIMC authorization, it is contemplated that the Servicer will not enter into contracts, agreements or instruments on behalf of the Partnership.

Absent earlier termination based on certain events (including the withdrawal, removal or replacement of PIMC as general partner of the Partnership), the Services Agreement will terminate upon the completion of the winding up and liquidation of the Partnership and the distribution of all of its assets.

Certain Legal Proceedings:

As reported in the Partnership's 1990 Form 10-K, on June 8, 1990, a purported class action entitled Harner, et al., v. Prudential Bache Securities, Inc. et al., (to which the Partnership was not a party) was filed by certain purchasers of units in a 1983 and 1984 public offering in several corporate aircraft public partnerships. Polaris Aircraft Leasing Corporation and Polaris Investment Management Corporation were named as two of the defendants in this action. On September 24, 1991, the court entered an order in favor of Polaris Aircraft Leasing Corporation and Polaris Investment Management Corporation granting their motion for summary judgment and dismissing the plaintiffs' complaint with prejudice. On March 13, 1992, plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On
August 21, 1992, the Sixth Circuit ordered consolidation of the appellants' causes for the purposes of briefing and submission. On September 9, 1994, the Sixth Circuit affirmed the lower court's decision dismissing the action.

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, plaintiffs filed a motion for class certification. On March 1, 1993, defendants filed motions to dismiss the complaint on numerous grounds, including failure to state a cause of action and statute of limitations. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al., was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I-VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund
II. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail.
On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V ("PAIF V") was filed by one investor in PAIF
V. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interest in PAIF V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case is being coordinated with In re Prudential.

On or about February 6, 1995, a class action complaint entitled Cohen, et al.
v. J.B. Hanauer & Company, et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names J.B. Hanauer & Company, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 5,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds I through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings;
(iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts; (vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

On or about January 12, 1995, a class action complaint entitled Cohen, et al.
v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants
(i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings; (iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts;
(vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, defendants filed a Notice of Removal to the United States District Court for the Northern District of Ohio, Eastern Division. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1994 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11.     Executive Compensation

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $746,684 were paid to PIMC in 1994.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

   a) No person owns of record, or is known by PAIF-III to own beneficially more than five percent of any class of voting securities of PAIF-III.

   b) The General Partner of PAIF-III owns the equity securities of PAIF-III as set forth in the following table:


           (1)          (2)                  (3)                    (4)
          Title       Name of        Amount and Nature of         Percent
        of Class  Beneficial Owner   Beneficial Ownership         of Class

         General   Polaris Investment Represents a 10.0% interest   100%
         Partner   Management         of all cash distributions,
         Interest  Corporation        gross income in an amount
                                      equal to 9.09% of distributed
                                      cash available from operations,
                                      and a 1% interest in net income
                                      or loss

   c) There are no arrangements known to PAIF-III, including any pledge by any person of securities of PAIF-III, the operation of which may at a subsequent date result in a change in control of PAIF-III.


Item 13.  Certain Relationships and Related Transactions

None.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.   Financial Statements.

     The following are included in Part II of this report:
                                                        Page No.

          Report of Independent Public Accountants         18
          Balance Sheets                                   19
          Statements of Operations                         20
          Statements of Changes in Partners' Capital
           (Deficit)                                       21
          Statements of Cash Flows                         22
          Notes to Financial Statements                    23


2.   Reports on Form 8-K.

     None.


3.   Exhibits required to be filed by Item 601 of Regulation S-K.

     10.  Material Contracts.

           a.  Services Agreement.

     27.  Financial Data Schedules (Filed electronically only).


4.   Financial Statement Schedules.

     All financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POLARIS AIRCRAFT INCOME FUND III,
                                        A California Limited Partnership
                                        (REGISTRANT)
                                        By:  Polaris Investment
                                             Management Corporation
                                             General Partner





   March 23, 1995             By:  /S/ Howard L. Feinsand
   --------------                  ----------------------
        Date                       Howard L. Feinsand, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                      Title                     Date


     /S/Howard L. Feinsand    Chairman of the Board and         March 23, 1995
     ---------------------    President of Polaris              --------------
     (Howard L. Feinsand)     Investment Management
                              Corporation, General Partner
                              of the Registrant

     /S/Richard J. Adams      Vice President and Director of    March 23, 1995
     -------------------      Polaris Investment Management     --------------
     (Richard J. Adams)       Corporation, General Partner
                              of the Registrant

     /S/James F. Walsh        Chief Financial Officer of        March 23, 1995
     -----------------        Polaris Investment Management     --------------
     (James F. Walsh)         Corporation, General Partner
                              of the Registrant