Form 10-Q
period 1995-03-31
POLARIS AIRCRAFT INCOME FUND III
filed 1995-05-12
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

           _X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                             ----------------------

                          Commission File No. 33-10122

                             ----------------------

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

                      Yes _X_                      No ___


                      This document consists of 15 pages.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

           FORM 10-Q - For the Quarterly Period Ended March 31, 1995




                                     INDEX


Part I. Financial Information                                               Page

           Item 1.    Financial Statements

                      a)  Balance Sheets - March 31, 1995 and
                          December 31, 1994...................................3

                      b)  Statements of Operations - Three Months Ended
                          March 31, 1995 and 1994.............................4

                      c)  Statements of Changes in Partners' Capital
                          (Deficit) - Year Ended December 31, 1994
                          and Three Months Ended March 31, 1995...............5

                      d)  Statements of Cash Flows - Three Months
                          Ended March 31, 1995 and 1994.......................6

                      e)  Notes to Financial Statements.......................7

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........11



Part II.   Other Information

           Item 1.    Legal Proceedings.......................................13

           Item 5.    Other Information.......................................14

           Item 6.    Exhibits and Reports on Form 8-K........................14

           Signature..........................................................15

                         Part I. Financial Information

Item 1.    Financial Statements

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                                           March 31,        December 31,
                                                             1995               1994
                                                             ----               ----
                                                         (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                                $ 17,004,786      $ 15,810,799

RENT AND OTHER RECEIVABLES                                    475,772           485,551

NOTES RECEIVABLE, net of allowances for credit
 losses of $6,019,281 in 1995 and $5,006,929 in 1994        2,370,501         2,749,401

AIRCRAFT at cost, net of accumulated depreciation
 of $65,732,124 in 1995 and $63,166,880 in 1994            62,527,365        65,092,609

AIRCRAFT INVENTORY                                          1,908,080         2,388,377

OTHER ASSETS                                                   26,089            26,089
                                                         ------------      ------------

                                                         $ 84,312,593      $ 86,552,826
                                                         ============      ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                    $     65,385      $    121,658

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                       71,587            42,418

DEFERRED INCOME                                               521,781           521,781
                                                         ------------      ------------

     Total Liabilities                                        658,753           685,857
                                                         ------------      ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                           (1,368,739)       (1,346,583)
 Limited Partners, 500,000 units
   issued and outstanding                                  85,022,579        87,213,552
                                                         ------------      ------------

     Total Partners' Capital                               83,653,840        85,866,969
                                                         ------------      ------------

                                                         $ 84,312,593      $ 86,552,826
                                                         ============      ============

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three Months Ended March 31,

                                                     1995               1994
                                                     ----               ----
REVENUES:
   Rent from operating leases                    $ 2,272,596        $ 4,703,809
   Interest                                          433,160            408,842
   Lessee settlement                                 455,555               --
   Other                                             157,609               --
                                                 -----------        -----------

         Total Revenues                            3,318,920          5,112,651
                                                 -----------        -----------

EXPENSES:
   Depreciation                                    2,565,244          2,693,451
   Management and advisory fees                      113,630            226,002
   Operating                                           7,893          1,965,706
   Administration and other                           67,504             60,322
                                                 -----------        -----------

         Total Expenses                            2,754,271          4,945,481
                                                 -----------        -----------

NET INCOME                                       $   564,649        $   167,170
                                                 ===========        ===========

NET INCOME ALLOCATED TO THE
   GENERAL PARTNER                               $   255,622        $ 1,376,534
                                                 ===========        ===========

NET INCOME (LOSS) ALLOCATED TO
   LIMITED PARTNERS                              $   309,027        $(1,209,364)
                                                 ===========        ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                              $      0.62        $     (2.42)
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                         Year Ended December 31, 1994 and
                                         Three Months Ended March 31, 1995

                                       General        Limited
                                       Partner        Partners        Total
                                    -------------  -------------  -------------

Balance, December 31, 1993          $  (1,066,735) $ 114,893,478  $ 113,826,743

   Net income (loss)                    2,497,930     (2,679,926)      (181,996)

   Cash distributions to partners      (2,777,778)   (25,000,000)   (27,777,778)
                                    -------------  -------------  -------------

Balance, December 31, 1994             (1,346,583)    87,213,552     85,866,969

   Net income                             255,622        309,027        564,649

   Cash distribution to partners         (277,778)    (2,500,000)    (2,777,778)
                                    -------------  -------------  -------------

Balance, March 31, 1995 (Unaudited) $  (1,368,739) $  85,022,579  $  83,653,840
                                    =============  =============  =============


        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,

                                                         1995          1994
                                                         ----          ----
OPERATING ACTIVITIES:
    Net income                                     $     564,649  $     167,170
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                     2,565,244      2,693,451
      Changes in operating assets and liabilities:
         Decrease in rent and other receivables            9,779         39,258
         Decrease in payable to affiliates               (56,273)       (78,637)
         Increase (decrease) in accounts payable
           and accrued liabilities                        29,169        (11,500)
                                                   -------------  -------------

           Net cash provided by operating
               activities                              3,112,568      2,809,742
                                                   -------------  -------------

INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft inventory         510,897        235,968
    Inventory disassembly costs                          (30,600)          --
    Increase in notes receivable                            --         (249,934)
    Principal payments on notes receivable               378,900         79,283
                                                   -------------  -------------

           Net cash provided by investing
               activities                                859,197         65,317
                                                   -------------  -------------

FINANCING ACTIVITIES:
    Cash distribution to partners                     (2,777,778)   (15,277,778)
                                                   -------------  -------------

           Net cash used in financing
               activities                             (2,777,778)   (15,277,778)
                                                   -------------  -------------

CHANGES IN CASH AND CASH
    EQUIVALENTS AND SHORT-TERM
    INVESTMENTS                                        1,193,987    (12,402,719)

CASH AND CASH EQUIVALENTS AND
    SHORT-TERM INVESTMENTS AT
    BEGINNING OF PERIOD                               15,810,799     29,082,116
                                                   -------------  -------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                  $  17,004,786  $  16,679,397
                                                   =============  =============

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.     Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund III's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1994, 1993, and 1992 included in the Partnership's 1994 Annual Report to the SEC on Form 10-K (Form 10-K).

Financial Accounting Pronouncements - The Partnership adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses equal to the full amount of the following impaired loans as a result of issues regarding their collection due to cash flow deficiencies of the lessee or restrictions regarding the cash flow by the Bankruptcy Court. The Partnership recognizes revenue on these loans only as payments are received.

As discussed in Note 2, the standstill agreement with Trans World Airlines, Inc.
(TWA) provides for a deferral of certain rents due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses will be reduced by the principal portion of payments received which are scheduled to commence May 31, 1995. In addition, the Partnership recognizes rental revenue and interest revenue as payments are received. The deferred rents and corresponding allowance for credit losses were $2,600,000 and $1,137,500 as of March 31, 1995 and December 31, 1994, respectively.

As discussed in Note 3, the modified leases with Continental Airlines, Inc. (Continental) include an extended deferral of the dates when certain rental payments are due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received. The deferred rents and corresponding allowance for credit losses were $3,419,281 and $3,869,429 as of March 31, 1995 and December 31, 1994,
respectively. The Partnership has not recorded an allowance for credit losses on the additional Continental notes described in Notes 3 and 4, as they are deemed to be fully collectable.

2.     TWA Reorganization

As part of the TWA lease extension as discussed in the Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives after TWA reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost sharing agreement, TWA may offset an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms.

In addition, as discussed in the Form 10-K, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GE Capital Aviation Services, Inc. (which, as discussed in the Form 10-K, now provides certain management services to Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation) negotiated a proposed standstill agreement with TWA for the 46 aircraft that are managed by GECAS. That agreement, which was subject to the approval of the owners of these aircraft, was subsequently approved by PIMC. The agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $2.6 million plus interest, being repaid in monthly installments beginning in May 1995 through December 1995. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The Partnership will not recognize the rental amount deferred in 1994 of $1,137,500 or the amount deferred in the first quarter of 1995 of $1,462,500 as rental revenue until it is received.

In consideration for that partial rent moratorium, TWA agreed to make an initial payment to the TWA lessors for whom GECAS provides management services and who agreed to the proposed standstill agreement, including the Partnership. The Partnership received as consideration for the agreement $157,568 in January 1995, which was recognized as other revenue in the accompanying statement of operations for the three months ended March 31, 1995. In addition, TWA has agreed to issue warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the restructuring) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred. TWA has not concluded agreements with all of its creditors regarding its proposed debt restructuring. Thus, it remains uncertain whether TWA will file for protection under Chapter 11 of the Federal Bankruptcy Code.


3.     Continental Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's three Boeing 727- 200 aircraft and five Boeing 727-200 Advanced aircraft were modified. The modified agreement specifies (i) extension of the leases for the three 727-200s (which were subsequently sold to Continental as discussed in Note
4) to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease terms. The Partnership's balance sheets reflect the net reimbursable costs incurred of $442,549 and $525,526 as of March 31, 1995 and December 31, 1994, respectively, as notes receivable. Continental has submitted to the Partnership for review invoices aggregating approximately $500,000 for interior modifications on two of the Partnership's aircraft. The Partnership is currently reviewing the invoices and expects to finance the aggregate amount to Continental during the second quarter of 1995, which will be repaid by Continental with interest over the remaining lease terms of the aircraft.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specifies payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K. The Partnership received an initial payment of $311,111 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership has received all payments due from Continental for the settlement, which are recorded as revenue when received. The Partnership recorded payments of $455,555 as revenue during the first quarter of 1995.

On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date. Note 6 contains a further discussion of the Continental events subsequent to March 31, 1995.


4.     Sale of Aircraft to Continental

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at March 31, 1995 and December 31, 1994 was $1,927,952 and $2,223,875, respectively.


5.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:
                                                 Payments for
                                             Three Months Ended   Payable at
                                               March 31, 1995   March 31, 1995
                                                -------------- --------------
Aircraft Management Fees                           $113,630      $ 23,000

Out-of-Pocket Administrative Expense
   Reimbursement                                     73,585        24,705

Out-of-Pocket Maintenance and
   Remarketing Expense Reimbursement                 59,512        17,680
                                                   --------      --------

                                                   $246,727      $ 65,385
                                                   ========      ========

6.     Subsequent Event

Continental Restructuring - In early April 1995, Continental announced that it had successfully concluded discussions with The Boeing Company, as well as its primary lender and the City and County of Denver, that would provide Continental with approximately $370 million in cash deferrals and savings over the next two years, and that it had reached a preliminary agreement with certain of its lessors for additional cash deferrals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 18 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory. The inventoried aircraft have been or are being disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, one former Aero California S.A. de C.V. DC-9-10 aircraft in September 1993, five of the former Continental DC-9-10 aircraft at various dates in 1993, and three former Continental Boeing 727-200 aircraft in May 1994.


Partnership Operations

The Partnership recorded net income of $564,649, or $0.62 per limited partnership unit, for the three months ended March 31, 1995 compared to net income of $167,170, or an allocated net loss of $2.42 per unit for the same period in 1994. The improved operating results in the first quarter of 1995 as compared to the same period in 1994 were primarily attributable to a decrease in operating expense partially offset by a decrease in total revenues in 1995.

Operating expenses were higher in the first quarter of 1994 as compared to the first quarter of 1995 as a result of maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost-sharing agreement, during the first quarter of 1994, the Partnership recognized as operating expense $1.95 million of these AD expenses. No operating expense was recognized for these ADs during the first quarter of 1995.

The decrease in total revenues in the first quarter of 1995 as compared to the first quarter of 1994 resulted primarily from a decrease in rental revenue, net of related management fees, recognized from the leases with TWA. As discussed in the Form 10-K, in October 1994, TWA proposed to its creditors, including the Partnership, a restructuring of its debt. In December 1994, GE Capital Aviation Services, Inc. (which, as discussed in the Form 10-K, now provides certain management services to Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation) negotiated a proposed standstill agreement with TWA which was approved on behalf of the Partnership by the general partner Polaris Investment Management Corporation. That agreement provides for a moratorium on the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $2.6 million plus interest, being repaid by TWA in monthly installments between May 1995 through December 1995. The Partnership will not recognize the deferred rent as rental revenue until it is received, including $1,462,500 deferred in the three months ended March 31, 1995. In addition, the leases of three Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994. The Partnership recognized no rental revenue or deferred rental revenue on these aircraft after April 1994.

Partially offsetting the decline in rental revenue during 1995 as compared to 1994, the Partnership received $157,569 as consideration for the agreement with TWA. The Partnership recognized the $157,569 as other revenue during the first quarter of 1995. In addition, during the first quarter of 1995, the Partnership recognized as revenue payments of $455,555 received from Continental in accordance with the settlement agreement for the return of six Boeing 727- 100 aircraft, as discussed in the Form 10-K.


Liquidity and Cash Distributions

Liquidity - The Partnership has received from Continental all payments due under the modified lease agreement, the aircraft sale agreement and the settlement agreement for the return of the six Boeing 727-100 aircraft. In addition, payments totaling $510,897 have been received during the three months ended March 31, 1995 from the sale of parts from the nine disassembled aircraft and have been applied against aircraft inventory.

As discussed above, the Partnership and TWA agreed to defer certain rents due the Partnership totaling $2.6 million, to be repaid by TWA, with interest beginning in May 1995 through December 1995. Until the deferred rents are repaid by TWA in full, the negative impact on the Partnership's cash flows is significant.

As described in the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. As discussed above, the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost-sharing agreement, TWA may offset an additional $1.95 million against rental payments, subject to annual limitations, over the lease terms. The Partnership's cash reserves are being retained to meet the obligations under the TWA leases and restructuring agreement and to finance potential future modification costs for Continental, including modification costs aggregating approximately $500,000 that the Partnership expects to finance during the second quarter of 1995.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1995 and 1994 were $2,500,000, or $5.00 per limited partnership unit and $13,750,000, or $27.50 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments from TWA and Continental; the receipt of modification financing payments from Continental; the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft; the receipt of payments generated from the aircraft disassembly process; and the receipt of payments from Continental as settlement for the return of six Boeing 727-100 aircraft.


Continental Restructuring

As discussed in Notes 3 and 6 to the financial statements and in the Form 10-K, in January 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In early April 1995, Continental announced that it had successfully concluded discussions with The Boeing Company, as well as its primary lender and the City and County of Denver, that would provide Continental with approximately $370 million in cash deferrals and savings over the next two years, and that it had reached a preliminary agreement with certain of its lessors for additional cash deferrals.

                           Part II. Other Information


Item 1.   Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings to which the Partnership is a party or to which any of its properties are subject. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Kidder, Peabody & Co. has been added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Other Proceedings - Item 10 of Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. Except as described below, there have been no material developments with respect to any of the other actions described therein during the period covered by this report.

Cohen, et al. v. Kidder Peabody & Company, Inc., et al. - On or about March 31, 1995, this action was removed to the United States District Court for the Southern District of Florida.

Adams, et al. v. Prudential Securities, Inc., et al. - On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. On March 17, 1995, certain defendants, including Prudential Securities Corporation, filed a tagalong motion to transfer this action to the consolidated Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Item 5.   Other Information

Effective March 31, 1995, Howard L. Feinsand resigned as Director and President of Polaris Investment Management Corporation (PIMC). James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective March 31, 1995, Rodney Sirmons resigned as Director of PIMC. Eric Dull, 34, has assumed the position of Director of PIMC effective March 31, 1995. Mr. Dull presently holds the position of Senior Vice President, Restructuring of GE Capital Aviation Services, Inc. (GECAS).

Effective May 1, 1995,  William C. Bowers resigned as Secretary of PIMC. Richard
L. Blume, 46, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS.

Norman Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS.



Item 6.   Exhibits and Reports on Form 8-K


a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     27.  Financial Data Schedules (Filed electronically only)

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

                                      POLARIS AIRCRAFT INCOME FUND III,
                                      A California Limited Partnership
                                      (Registrant)
                                       By:     Polaris Investment
                                               Management Corporation,
                                               General Partner




          May 10, 1995                     By:   /S/James F. Walsh
- -------------------------------                 ------------------
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