Form 10-Q
period 1995-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 1995-08-14
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ---------------------------


                                   FORM 10-Q
                          ---------------------------




           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---             SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____to_____

                          ---------------------------


                          Commission File No. 33-10122
                          ---------------------------



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



                                    Yes X      No
                                       ---       ---








                      This document consists of 19 pages.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1995




                                     INDEX


Part I.  Financial Information                                              Page

              Item 1.      Financial Statements

                           a)  Balance Sheets - June 30, 1995 and
                               December 31, 1994...............................3

                           b)  Statements of Operations - Three Months and
                               Six Months Ended June 30, 1995 and 1994.........4

                           c) Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 1994
                               and Six Months Ended June 30, 1995..............5

                           d)  Statements of Cash Flows - Six Months
                               Ended June 30, 1995 and 1994....................6

                           e)  Notes to Financial Statements...................7

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......12



Part II.      Other Information

              Item 1.      Legal Proceedings..................................15

              Item 5.      Other Information..................................17

              Item 6.      Exhibits and Reports on Form 8-K...................18

              Signature.......................................................19

                         Part I. Financial Information

Item 1.       Financial Statements

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                  (Unaudited)
                                                     June 30,      December 31,
                                                       1995            1994
                                                       ----            ----

ASSETS:

CASH AND CASH EQUIVALENTS                          $ 19,854,126   $ 15,810,799

RENT AND OTHER RECEIVABLES                              460,000        485,551

NOTES RECEIVABLE, net of allowances for credit
 losses of $4,854,947 in 1995 and $5,006,929 in
 1994                                                 2,374,058      2,749,401

AIRCRAFT at cost, net of accumulated depreciation
 of $68,297,368 in 1995 and $63,166,880 in 1994      59,962,121     65,092,609

AIRCRAFT INVENTORY                                    1,758,444      2,388,377

OTHER ASSETS                                             26,089         26,089
                                                   ------------   ------------

                                                   $ 84,434,838   $ 86,552,826
                                                   ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    110,351   $    121,658

ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                            105,972         42,418

DEFERRED INCOME                                         981,781        521,781
                                                   ------------   ------------

      Total Liabilities                               1,198,104        685,857
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                     (1,372,935)    (1,346,583)
 Limited Partners, 500,000 units
    issued and outstanding                           84,609,669     87,213,552
                                                   ------------   ------------

      Total Partners' Capital                        83,236,734     85,866,969
                                                   ------------   ------------

                                                   $ 84,434,838   $ 86,552,826
                                                   ============   ============

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,

                                            1995         1994         1995         1994
                                            ----         ----         ----         ----
REVENUES:
   Rent from operating leases          $ 4,442,594  $ 4,038,321   $ 6,715,190  $ 8,742,130
   Interest                                580,345      387,337     1,013,505      796,179
   Lessee settlement                       216,667         --         672,222         --
   Loss on sale of aircraft                   --     (3,588,919)         --     (3,588,919)
   Other                                      --           --         157,609         --
                                        ----------   ----------    ----------   ----------

           Total Revenues                5,239,606      836,739     8,558,526    5,949,390
                                        ----------   ----------    ----------   ----------

EXPENSES:
   Depreciation                          2,565,244    2,532,043     5,130,488    5,225,494
   Management fees to general partner      222,130      198,717       335,760      424,719
   Operating                                13,869      681,870        21,762    2,647,576
   Administration and other                 77,692       63,307       145,196      123,629
                                        ----------   ----------    ----------   ----------

           Total Expenses                2,878,935    3,475,937     5,633,206    8,421,418
                                        ----------   ----------    ----------   ----------

NET INCOME (LOSS)                      $ 2,360,671  $(2,639,198)  $ 2,925,320  $(2,472,028)
                                        ==========   ==========    ==========   ==========

NET INCOME ALLOCATED TO THE
   GENERAL PARTNER                     $   273,581  $   348,570   $   529,203  $ 1,725,104
                                        ==========   ==========    ==========   ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $ 2,087,090  $(2,987,768)  $ 2,396,117  $(4,197,132)
                                        ==========   ==========    ==========   ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $      4.17  $     (5.98)  $      4.79  $     (8.40)
                                        ==========   ==========    ==========   ==========

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                    Year Ended December 31, 1994 and
                                     Six Months Ended June 30, 1995

                                 General        Limited
                                 Partner        Partners         Total

Balance, December 31, 1993  $  (1,066,735)  $ 114,893,478   $ 113,826,743

   Net income (loss)            2,497,930      (2,679,926)       (181,996)

   Cash distributions to
    partners                   (2,777,778)    (25,000,000)    (27,777,778)
                            -------------   -------------   -------------

Balance, December 31, 1994     (1,346,583)     87,213,552      85,866,969

   Net income                     529,203       2,396,117       2,925,320

   Cash distributions to
    partners                     (555,555)     (5,000,000)     (5,555,555)
                            -------------   -------------   -------------

Balance, June 30, 1995      $  (1,372,935)  $  84,609,669   $  83,236,734
                            =============   =============   =============


        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Six Months Ended June 30,

                                                         1995           1994
                                                         ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                 $  2,925,320   $ (2,472,028)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                       5,130,488      5,225,494
    Loss on sale of aircraft                                --        3,588,919
    Changes in operating assets and liabilities:
       Decrease in rent and other receivables             25,551         19,687
       Decrease in payable to affiliates                 (11,307)       (73,981)
       Increase (decrease) in accounts payable
          and accrued liabilities                         63,554         (7,875)
       Increase in deferred income                       460,000           --
                                                    ------------   ------------

         Net cash provided by operating activities     8,593,606      6,280,216
                                                    ------------   ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft inventory           752,626        475,376
  Inventory disassembly costs                           (122,693)          --
  Increase in notes receivable                          (499,868)      (249,934)
  Principal payments on notes receivable                 875,211        379,937
                                                    ------------   ------------

         Net cash provided by investing activities     1,005,276        605,379
                                                    ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                      (5,555,555)   (19,444,444)
                                                    ------------   ------------

         Net cash used in financing activities        (5,555,555)   (19,444,444)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS AND SHORT-TERM
  INVESTMENTS                                          4,043,327    (12,558,849)

CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                 15,810,799     29,082,116
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 19,854,126   $ 16,523,267
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

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life based on estimated residual values obtained from an independent party which provides current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual, or decrease in the projected remaining economic life, the depreciation expense over the projected remaining life of the aircraft is increased. If the projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses equal to the full amount of the following impaired loans as a result of issues regarding their collection due to cash flow deficiencies of the lessee or restrictions regarding the cash flow by the Bankruptcy Court. The Partnership recognizes revenue on these loans only as payments are received.

As discussed in Note 2, the Deferral  Agreement with Trans World Airlines,  Inc.
(TWA) provides for a deferral of certain rents due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses will be reduced by the principal portion of payments received which commenced May 31, 1995. In addition, the Partnership recognizes rental revenue and interest revenue as payments are received. The deferred rents and corresponding allowance for credit losses were $2,055,195 and $1,137,500 as of June 30, 1995 and December 31, 1994, respectively.

As discussed in Note 3, the modified leases with Continental Airlines, Inc. (Continental) include an extended deferral of the dates when certain rental payments are due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received. The deferred rents and corresponding allowance for credit losses were $2,799,752 and $3,869,429 as of June 30, 1995 and December 31, 1994,
respectively. As of June 30, 1995, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental notes described in Notes 3 and 4, as they are currently deemed to be collectible.


2.      TWA Reorganization

As part of the TWA lease extensions negotiated in 1991, the Partnership agreed to share the cost of meeting certain Airworthiness Directives after TWA successfully reorganized. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the applicable lease. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $4.55 million have been offset against rental payments ($1.95 million in 1993 and $2.6 million in 1994). Under the terms of this agreement, TWA may offset an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms.

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GE Capital Aviation Services, Inc. (GECAS) which, as discussed in the Form 10-K, now provides certain management services to the Partnership's general partner, Polaris Investment Management Corporation (PIMC), among others, negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 13 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The Partnership will not recognize either the $1,137,500 rental amount deferred in 1994 or the $1,462,500 rental amount deferred during the first quarter of 1995 as rental revenue until it is received. The Partnership has received all scheduled rent payments beginning in April 1995, and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA through June 30, 1995 and has recognized $544,805 of the deferred rents as rental revenue in the second quarter of 1995. The balance of the deferred rents due from TWA as of June 30, 1995 was $2,055,195.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of operations for the six months ended June 30, 1995. In addition, TWA agreed to issue warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the Deferral Agreement) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred (which agreement has since been revised, as discussed below). The Partnership has not currently recognized these stock warrants in its financial statements as the warrants have not been issued by TWA and their ultimate value cannot currently be accurately estimated.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agree to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which has been approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which will be determined by formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and, (ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount is to be determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined. The market value of the warrants will be determined by reference to the market price of the underlying TWA Common Stock calculated with reference to the period falling from 120 days to 210 days after the effective date of TWA's plan of reorganization.

The Amended Deferral Agreement further provided that if the confirmation date of TWA's plan of reorganization occurred before September 30, 1995, TWA would accelerate repayment of all deferred amounts and repay 50% of such amounts on the plan confirmation date, and the remaining 50% on September 30, 1995. Moreover, TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 U.S.
Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Missouri. As discussed in Note 6, the Bankruptcy Court confirmed TWA's plan of reorganization on August 4, 1995. While TWA has committed to an uninterrupted flow of lease payments, along with full repayment of the deferred rents by the end of September 1995, there is no assurance that TWA will continue to honor its obligations in the future.

3.      Continental Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's three Boeing 727- 200 aircraft and five Boeing 727-200 Advanced aircraft were modified. The modified agreement specifies (i) extension of the leases for the three 727-200s (which were subsequently sold to Continental as discussed in Note
4) to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease terms. Continental has submitted to the Partnership for review invoices aggregating $499,868 for interior modifications on two of the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental during the second quarter of 1995, which will be repaid by Continental with interest over the remaining lease terms of the aircraft. The Partnership's balance sheets reflect the net reimbursable costs incurred of $850,860 and $525,526 as of June 30, 1995 and December 31, 1994, respectively, as notes receivable.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specifies payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K. The Partnership received an initial payment of $311,111 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership has received all payments due from Continental for the settlement, which are recorded as revenue when received. The Partnership recorded payments of $216,667 and $672,222 as revenue during the three and six months ended June 30, 1995, respectively.

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

4.      Sale of Aircraft to Continental

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at June 30, 1995 and December 31, 1994 was $1,523,198 and $2,223,875, respectively.


5.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:
                                         Payments for
                                       Three Months Ended   Payable at
                                         June 30, 1995    June 30, 1995
                                         -------------    -------------

Aircraft Management Fees                     $218,659        $ 26,471

Out-of-Pocket Administrative Expense
    Reimbursement                              48,232          53,255

Out-of-Pocket Maintenance and
    Remarketing Expense Reimbursement          86,503          30,625
                                             --------        --------

                                             $353,394        $110,351
                                             ========        ========


6.      Subsequent Event

TWA Reorganization - On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization. The confirmation order remains subject to appeal for ten days at which time it will become final. The plan will become effective after the confirmation order becomes final and certain other conditions precedent are satisfied. It is anticipated that the Plan of Reorganization will become effective in late August 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $881,480 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest is due by September 30, 1995.

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


Partnership Operations

The Partnership recorded net income of $2,360,671, or $4.17 per limited partnership unit, for the three months ended June 30, 1995 compared to a net loss of $2,639,198, or $5.98 per unit for the same period in 1994. The Partnership recorded net income of $2,925,320, or $4.79 per limited partnership unit, for the six months ended June 30, 1995 compared to a net loss of $2,472,028, or $8.40 per unit for the same period in 1994. The 1994 net losses were attributable to the loss of $3,588,919 recorded in the second quarter of 1994 on the sale of three Boeing 727-200 aircraft to Continental as discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K). In addition, the Partnership recognized operating expenses in 1994 on the Partnership's leases with TWA. Operating results for the three and six months ended June 30, 1995 were impacted by a reduction in rental revenue recognized on the leases with TWA.

Operating expenses were higher in the three and six months ended June 30, 1994 as compared to the same periods of 1995 as a result of maintenance expenses incurred from the Partnership's leases to TWA. As described in Note 2 to the financial statements, the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost-sharing agreement, during the three and six months ended June 30, 1994, the Partnership recognized as operating expense $650,000 and $2.6 million of these AD expenses. No operating expense was recognized for these ADs during the first two quarters of 1995.

The decrease in total revenues in the three and six months ended June 30, 1995 as compared to the same periods of 1994 resulted primarily from a decrease in rental revenue, net of related management fees, recognized from the leases with TWA and Continental. As discussed in Note 2 to the financial statements, the Partnership reached an Amended Deferral Agreement with TWA in June 1995, which provides for a moratorium on the rent due the Partnership in November 1994 and on 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which aggregate $2.6 million plus interest at a rate of 12% per annum, are being repaid by TWA beginning in May 1995 and ending in September 1995. The Partnership will not recognize the deferred rent as rental revenue until it is received, including $1,462,500 deferred in the six months ended June 30, 1995. TWA began repaying the deferred amounts in May 1995 and the Partnership recognized rental revenue from these deferred rental payments of $544,805 during the second quarter of 1995. In addition, the leases of three Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994. The Partnership recognized no rental revenue or deferred rental revenue on these aircraft after April 1994.

Partially offsetting the decline in rental revenue during 1995 as compared to 1994, the Partnership received $157,569 as consideration for the agreement with TWA. The Partnership recognized the $157,569 as other revenue during the first quarter of 1995. In addition, during the three and six months ended June 30, 1995, the Partnership recognized as revenue payments of $216,667 and $672,222, respectively, from Continental in accordance with the settlement agreement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K.

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of the Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - The Partnership has received from Continental all payments due under the modified lease agreement, the aircraft sale agreement and the settlement agreement for the return of the six Boeing 727-100 aircraft. In addition, payments totaling $241,729 and $752,626 have been received during the three and six months ended June 30, 1995, respectively, from the sale of parts from the nine disassembled aircraft and have been applied against aircraft inventory.

As discussed above, the Partnership and TWA agreed to defer certain rents due the Partnership totaling $2.6 million, to be repaid by TWA, with interest beginning in May 1995 and ending in September 1995. Until the deferred rents are repaid by TWA in full, the negative impact on the Partnership's cash flows is significant.

As described in the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In June 1995, the Partnership financed an additional amount of $499,868 to Continental for modifications performed on two of the Partnership's aircraft, which will be repaid by Continental with interest over the remaining lease terms of the aircraft.

As discussed above, the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost-sharing agreement, TWA may offset an additional $1.95 million against rental payments, subject to annual limitations, over the lease terms. The Partnership's cash reserves are being retained to meet the obligations under the TWA leases and restructuring agreement and to finance potential future modification costs for Continental.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1995 and 1994 were $2,500,000, or $5.00 per limited partnership unit and $3,750,000, or $7.50 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1995 and 1994 were $5,000,000, or $10.00 per limited partnership unit and $17,500,000, or $35.00 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments from TWA and Continental; the receipt of modification financing payments from Continental; the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft; the receipt of payments generated from the aircraft disassembly process; and the receipt of payments from Continental as settlement for the return of six Boeing 727-100 aircraft.


Industry Effects on the Partnership's Aircraft

As discussed in Note 1 to the financial statements, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value, depreciation expense over the projected remaining life of the aircraft is increased. If the increase in depreciation expense for on-lease aircraft causes the projected future net income generated from the lease to result in a net loss, that loss will be recognized currently as additional depreciation expense. The Partnership made downward adjustments to the estimated residual value of five of its on-lease aircraft as of December 31, 1994. As a result of these adjustments to the estimated residual values, the Partnership will recognize increased depreciation expense of approximately $1.23 million per year beginning in 1995 through the end of the projected economic lives of the aircraft.

                           Part II. Other Information


Item 1.     Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 1995, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Trans World Airlines, Inc. (TWA) - On June 30, 1995, TWA filed a reorganization proceeding under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. The filing by TWA is characterized as a pre-packaged bankruptcy, and no interruption in rent payments by TWA is expected. Immediately before the filing, the Partnership and TWA entered into an Amended Deferral Agreement in anticipation of the filing by TWA. Pursuant to the Amended Deferral Agreement, TWA has agreed to accelerate the payment of certain rental amounts that were previously deferred and has also agreed to perform certain maintenance for the benefit of the Partnership. At the time of filing, TWA was current in its rent payments to the Partnership as set forth in the Amended Deferral Agreement. TWA's plan of reorganization, in which TWA confirmed all of its leases with the Partnership, was confirmed by the Bankruptcy Court on August 4, 1995.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts.

Other Proceedings - Item 10 in Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes, but the plaintiffs in such lawsuit do not seek an award from the Partnership. Except as described below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel conditionally transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K. Defendants time to answer or otherwise respond to the complaint has been extended by the court until 20 days after the Judicial Panel determines whether to transfer the case to the Multi-District Litigation.

Moross, et al. v. Polaris Holding Company, et al. - On April 11, 1995, the action was transferred to the Multi-District Litigation described in Item 10 of
Part III of the Partnership's 1994 Form 10-K. On April 20, 1995, the parties stipulated that defendants need not answer or otherwise respond to the complaint at this time.

Kahn v. Polaris Holding Company, et al. - On April 18, 1995, the action was discontinued without prejudice.

Novak, et al. v. Polaris Holding Company, et al. - On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss.

Cohen, et al. v. J.B. Hanauer & Company, et al. - On June 7, 1995, plaintiffs filed an amended complaint which did not include as defendants General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company, thus effectively dismissing without prejudice the case against these entities.

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - As previously disclosed in the Partnership's 1994 Form 10-K and first quarter 1995 Form 10-Q, a purported class action entitled Cohen, et al. v. Kidder Peabody & Company Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida on January 12, 1995, and on March 31, 1995, the case was removed to the United States District Court for the Southern
District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action as Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 12, 1995. The amended complaint names Kidder, Peabody & Company Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper.
Defendants moved to dismiss the amended complaint on June 26, 1995. The Partnership is not named as a defendant in this action.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al.
v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. The Partnership is not named as a defendant in this action.

Item 5.     Other Information


Directors and Officers

James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective July 31, 1995, Eric Dull resigned as Director of PIMC.

Richard L. Blume, 53, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GE Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Norman Liu, 37, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu was also at Kidder, Peabody as a managing director.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.



Selected Financial Data
                                           For the years ended December 31,

                                       1994    1993    1992    1991    1990
                                       ----    ----    ----    ----    ----
Cash Distributions per Limited
Partnership Unit                     $ 50.00 $ 25.00 $ 20.00 $ 26.25 $ 65.00

Amount of Cash Distributions
Included Above Representing
a Return of Capital on a Generally
Accepted Accounting Principle
Basis per Limited Partnership Unit * $ 50.00 $ 25.00 $ 20.00 $ 26.25 $ 33.16

* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

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

                                     POLARIS AIRCRAFT INCOME FUND III,
                                     A California Limited Partnership
                                     (Registrant)
                                     By:  Polaris Investment
                                          Management Corporation,
                                          General Partner




         August 9, 1995                    By:  /S/James F. Walsh
--------------------------------                -----------------
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