Form 10-Q
period 1995-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 1995-11-13
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q
                           ---------------------------




            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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









                       This document consists of 18 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1995




                                      INDEX


Part I.       Financial Information                                        Page

   Item 1.      Financial Statements

                a)  Balance Sheets - September 30, 1995 and
                    December 31, 1994..........................................3

                b)  Statements of Operations - Three Months and
                    Nine Months Ended September 30, 1995 and 1994..............4

                c)  Statements of Changes in Partners' Capital
                    (Deficit) - Year Ended December 31, 1994
                    and Nine Months Ended September 30, 1995...................5

                d)  Statements of Cash Flows - Nine Months
                    Ended September 30, 1995 and 1994..........................6

                e)  Notes to Financial Statements..............................7

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................12



Part II.      Other Information

   Item 1.      Legal Proceedings.............................................15

   Item 5.      Other Information.............................................17

   Item 6.      Exhibits and Reports on Form 8-K..............................17

   Signature..................................................................18

                          Part I. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,    December 31,
                                                       1995             1994
                                                       ----             ----

ASSETS:

CASH AND CASH EQUIVALENTS                          $ 22,455,062    $ 15,810,799

RENT AND OTHER RECEIVABLES                              470,421         485,551

NOTES RECEIVABLE, net of allowances for
  credit losses of $3,344,840 in 1995
  and $5,006,929 in 1994                              2,017,743       2,749,401

AIRCRAFT at cost, net of accumulated
  depreciation of $70,862,613 in 1995
  and $63,166,880 in 1994                            57,396,876      65,092,609

AIRCRAFT INVENTORY                                    1,365,223       2,388,377

OTHER ASSETS                                             69,258          26,089
                                                   ------------    ------------

                                                   $ 83,774,583    $ 86,552,826
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    111,588    $    121,658

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          65,415          42,418

DEFERRED INCOME                                         521,781         521,781
                                                   ------------    ------------

         Total Liabilities                              698,784         685,857
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                  (1,374,569)     (1,346,583)
    Limited Partners, 500,000 units
      issued and outstanding                         84,450,368      87,213,552
                                                   ------------    ------------

         Total Partners' Capital                     83,075,799      85,866,969
                                                   ------------    ------------

                                                   $ 83,774,583    $ 86,552,826
                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                             POLARIS AIRCRAFT INCOME FUND III,
                             A California Limited Partnership

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                                -------------             -------------

                                            1995           1994         1995          1994
                                            ----           ----         ----          ----
REVENUES:
   Rent from operating leases          $  4,817,966  $  3,701,359  $ 11,533,156  $ 12,443,489
   Interest                                 479,715       427,459     1,493,220     1,223,638
   Lessee settlement                        216,666          --         888,888          --
   Loss on sale of aircraft                    --            --            --      (3,588,919)
   Other                                       --            --         157,609          --
                                       ------------  ------------  ------------  ------------

           Total Revenues                 5,514,347     4,128,818    14,072,873    10,078,208
                                       ------------  ------------  ------------  ------------

EXPENSES:
   Depreciation                           2,565,245     2,256,263     7,695,733     7,481,757
   Management fees to general partner       240,898       185,067       576,658       609,786
   Operating                                 10,272        16,551        32,034     2,664,127
   Administration and other                  81,089        62,407       226,285       186,036
                                       ------------  ------------  ------------  ------------

           Total Expenses                 2,897,504     2,520,288     8,530,710    10,941,706
                                       ------------  ------------  ------------  ------------

NET INCOME (LOSS)                      $  2,616,843  $  1,608,530  $  5,542,163  $   (863,498)
                                       ============  ============  ============  ============

NET INCOME ALLOCATED TO THE
   GENERAL PARTNER                     $    276,144  $    391,049  $    805,347  $  2,116,153
                                       ============  ============  ============  ============

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNES                  $  2,340,699  $  1,217,481  $  4,736,816  $ (2,979,651)
                                       ============  ============  ============  ============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $       4.68  $       2.44  $       9.47  $      (5.96)
                                       ============  ============  ============  ============

                    The accompanying  notes are an integral part of these statements.

                                                     4

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1994 and
                                       Nine Months Ended September 30, 1995
                                       ------------------------------------

                                         General      Limited
                                         Partner      Partners         Total
                                         -------      --------         -----

Balance, December 31, 1993          $  (1,066,735) $ 114,893,478  $ 113,826,743

   Net income (loss)                    2,497,930     (2,679,926)      (181,996)

   Cash distributions to partners      (2,777,778)   (25,000,000)   (27,777,778)
                                    -------------  -------------  -------------

Balance, December 31, 1994             (1,346,583)    87,213,552     85,866,969

   Net income                             805,347      4,736,816      5,542,163

   Cash distributions to partners        (833,333)    (7,500,000)    (8,333,333)
                                    -------------  -------------  -------------

Balance, September 30, 1995         $  (1,374,569) $  84,450,368  $  83,075,799
                                    =============  =============  =============


        The accompanying notes are an integral part of these statements.


                             POLARIS AIRCRAFT INCOME FUND III,
                             A California Limited Partnership

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                          Nine Months Ended September 30,
                                                          -------------------------------

                                                                1995              1994
                                                                ----              ----
OPERATING ACTIVITIES:
     Net income (loss)                                     $  5,542,163     $   (863,498)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation                                           7,695,733        7,481,757
       Loss on sale of aircraft                                    --          3,588,919
       Changes in operating assets and liabilities:
          Decrease in rent and other receivables                 15,130          179,412
          Increase in other assets                              (43,169)            --
          Decrease in payable to affiliates                     (10,070)        (104,166)
          Increase in accounts payable and
              accrued liabilities                                22,997           26,504
                                                           ------------     ------------

              Net cash provided by operating activities      13,222,784       10,308,928
                                                           ------------     ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory             1,179,872          587,165
     Inventory disassembly costs                               (156,718)            --
     Increase in notes receivable                              (499,868)        (315,145)
     Principal payments on notes receivable                   1,231,526          713,039
                                                           ------------     ------------

              Net cash provided by investing activities       1,754,812          985,059
                                                           ------------     ------------

FINANCING ACTIVITIES:
     Cash distributions to partners                          (8,333,333)     (23,611,111)
                                                           ------------     ------------

              Net cash used in financing activities          (8,333,333)     (23,611,111)
                                                           ------------     ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS AND SHORT-TERM
     INVESTMENTS                                              6,644,263      (12,317,124)

CASH AND CASH EQUIVALENTS AND
     SHORT-TERM INVESTMENTS AT
     BEGINNING OF PERIOD                                     15,810,799       29,082,116
                                                           ------------     ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                         $ 22,455,062     $ 16,764,992
                                                           ============     ============

                  The accompanying notes are an integral part of these statements.

                                                    6

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

As discussed in Note 2, the Deferral  Agreement with Trans World Airlines,  Inc.
(TWA) provides for a deferral of certain rents due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses will be reduced by the principal portion of payments received which commenced May 31, 1995. In addition, the Partnership recognizes the deferred rental revenue and interest revenue as payments are received. The deferred rents and corresponding allowance for credit losses were $863,372 and $1,137,500 as of September 30, 1995 and December 31, 1994, respectively.

As discussed in Note 3, the modified leases with Continental Airlines, Inc. (Continental) include an extended deferral of the dates when certain rental payments are due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received. The deferred rents and corresponding allowance for credit losses were $2,481,468 and $3,869,429 as of September 30, 1995 and December 31, 1994,
respectively. As of September 30, 1995, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental notes described in Notes 3 and 4, as they are currently deemed to be collectible.


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

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The Partnership will not recognize either the $1,137,500 rental amount deferred in 1994 or the $1,462,500 rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents are received. The Partnership has received all scheduled rent payments beginning in April 1995, and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA through September 30, 1995 and has recognized $1,736,628 of the deferred rents as rental revenue in the second and third quarters of 1995. The balance of the deferred rents due from TWA as of September 30, 1995 was $863,372 which was paid to the Partnership on October 2, 1995 as discussed in Note 6.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of operations for the nine months ended September 30, 1995. In addition, TWA agreed to issue warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the Deferral Agreement) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred (which agreement has since been revised, as discussed below). The Partnership has not currently recognized these stock warrants in its financial statements as the warrants had not been issued by TWA as of September 30, 1995. As discussed in Note 6, the Partnership received the warrants from TWA in November 1995.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agreed to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which has been approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which will be determined by formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and, (ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount is to be determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined. The value of the maintenance reimbursement will be determined by the market value of the warrants by reference to the market price of the underlying TWA Common Stock calculated with reference to the period falling from 120 days to 210 days after the effective date of TWA's plan of reorganization.

TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 of the U.S. Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $881,480 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was due September 30, 1995. As discussed in Note 6, the payment due from TWA on September 30, 1995 was paid to the Partnership on October 2, 1995. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future.


3.      Continental Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's three Boeing 727- 200 aircraft and five Boeing 727-200 Advanced aircraft were modified. The modified agreement specifies (i) extension of the leases for the three 727-200s (which were subsequently sold to Continental as discussed in Note
4) to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms. The Partnership approved invoices aggregating $499,868 for interior modifications on two of the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental during the second quarter of 1995, and they will be repaid by Continental with interest over the remaining lease terms of the aircraft. The Partnership's balance sheets reflect the net reimbursable costs incurred of $701,467 and $525,526 as of September 30, 1995 and December 31, 1994, respectively, as notes receivable.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specifies payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K. The Partnership received an initial payment of $311,111 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership has received all payments due from Continental for the settlement, which are recorded as revenue when received. The Partnership recorded payments of $216,666 and $888,888 as revenue during the three and nine months ended September 30, 1995, respectively.

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

4.      Sale of Aircraft to Continental

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at September 30, 1995 and December 31, 1994 was $1,316,276 and $2,223,875, respectively.


5.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments for
                                      Three Months Ended       Payable at
                                      September 30, 1995   September 30, 1995
                                      ------------------   ------------------

Aircraft Management Fees                   $287,538            $ 23,000

Out-of-Pocket Administrative Expense
    Reimbursement                            98,291              56,163

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement        35,983              32,425
                                            --------           --------

                                           $421,812            $111,588
                                           ========            ========


6.      Subsequent Event

TWA Reorganization - On October 2, 1995, TWA paid to the Partnership $895,546, which represented the remaining balance of the deferred rent with interest which was due September 30, 1995 as discussed in Note 2. The Partnership will record rental and interest revenue from this payment in the fourth quarter of 1995.

TWA Stock Warrants - In November 1995, the Partnership received warrants to purchase 159,919 shares of TWA Common Stock at an exercise price of $.01 per share. The exercise period expires August 22, 1996. The market value of the warrants at the time of receipt was approximately $1.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 18 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory. The inventoried aircraft have been disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, one former Aero California S.A. de C.V. DC-9-10 aircraft in September 1993, five of the former Continental DC-9-10 aircraft at various dates in 1993, and three former Continental Boeing 727-200 aircraft in May 1994.


Partnership Operations

The Partnership recorded net income of $2,616,843, or $4.68 per limited partnership unit, for the three months ended September 30, 1995 compared to net income of $1,608,530, or $2.44 per unit for the same period in 1994. The Partnership recorded net income of $5,542,163, or $9.47 per limited partnership unit, for the nine months ended September 30, 1995 compared to a net loss of $863,498, or $5.96 per unit for the same period in 1994. The 1994 year to date net loss was attributable to the loss of $3,588,919 recorded in the second quarter of 1994 on the sale of three Boeing 727-200 aircraft to Continental, as discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), combined with operating expenses recognized in 1994 on the Partnership's leases with TWA.

Operating expenses were higher in the nine months ended September 30, 1994 as compared to the same period in 1995 as a result of maintenance expenses incurred from the Partnership's leases to TWA. As described in Note 2 to the financial statements, the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost-sharing agreement, during the nine months ended September 30, 1994, the Partnership recognized as operating expense $2.6 million of these AD expenses. No operating expense was recognized for these ADs during the first three quarters of 1995.

Operating results improved for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of higher revenues, combined with lower operating expenses, as discussed above. Total revenues in 1995 increased as a result of increased rental revenue, interest revenue and other revenue recognized primarily from the leases with TWA. As discussed in
Note 2 to the financial statements, the Partnership reached an Amended Deferral Agreement with TWA in June 1995, which provided for a moratorium on the rent due the Partnership in November 1994 and on 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which totaled $2.6 million plus interest at a rate of 12% per annum, were repaid by TWA beginning in May 1995 and ending in October 1995. The Partnership does not recognize the deferred rent as rental revenue until the deferred amounts are received, including $1,462,500 deferred in the first three months of 1995. TWA began repaying the deferred amounts with interest in May 1995. The Partnership recognized rental revenue from these deferred rental payments of $1,191,823 and $1,736,628 during the three and nine months ended September 30, 1995, respectively. Further impacting the increase in total revenues during the nine months ended September 30, 1995 as compared to the same period in 1994, the Partnership received $157,569 as consideration for the agreement with TWA. The Partnership recognized the $157,569 as other revenue during the first quarter of 1995. In addition, during the three and nine months ended September 30, 1995, the Partnership recognized as revenue payments of $216,666 and $888,888, respectively, from Continental in accordance with the settlement agreement for the return of six Boeing 727-100 aircraft, as discussed in the 1994 Form 10-K.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of the Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - The Partnership has received from Continental all payments due under the modified lease agreement, the aircraft sale agreement and the settlement agreement for the return of the six Boeing 727-100 aircraft. In addition, payments totaling $427,246 and $1,179,872 have been received during the three and nine months ended September 30, 1995, respectively, from the sale of parts from the nine disassembled aircraft and have been applied against aircraft inventory.

As discussed above and in Notes 2 and 6 to the financial statements, TWA repaid its deferred rents with interest beginning in May 1995. The Partnership received the final payment from TWA of $895,546 on October 2, 1995. In November 1995, the Partnership received warrants to purchase 159,919 shares of TWA Common Stock at an exercise price of $.01 per share. The exercise period expires August 22, 1996. The market value of the warrants at the time of receipt was approximately $1.2 million. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future. Any failure by TWA to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

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

As discussed above, the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost-sharing agreement, TWA may offset an additional $1.95 million against rental payments, subject to annual limitations, over the lease terms. The Partnership's cash reserves are being retained to meet the obligations under the TWA leases and to finance potential future modification costs for Continental.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1995 and 1994 were $2,500,000, or $5.00 per limited partnership unit and $3,750,000, or $7.50 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1995 and 1994 were $7,500,000, or $15.00 per limited partnership unit and $21,250,000, or $42.50 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments from Continental; the receipt of modification financing payments from Continental; the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft; the receipt of payments generated from the aircraft disassembly process; and the receipt of payments from Continental as settlement for the return of six Boeing 727-100 aircraft.

                           Part II. Other Information


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 1995 and the period ended June 30, 1995, respectively, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Trans World Airlines, Inc. (TWA) - TWA has emerged from its bankruptcy proceeding and has repaid all outstanding rent deferrals in accordance with its commitment to the Partnership and in accordance with its plan of reorganization. TWA has since remained current on all of its payment obligations to the Partnership.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the remaining defendants (with the exception of Prudential Securities, Inc. which had previously settled) entered into a settlement with the plaintiffs.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel has transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Scott v. Prudential Securities, Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel conditionally transferred this action to the Multi-District Litigation on October 13, 1995.

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

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - On October 2, 1995, the Court denied the defendants' motion to dismiss.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On October 2, 1995, defendants moved to dismiss the complaint.

Harrison v. General Electric Company, et al. - On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In re: Prudential Securities Limited Partnerships (Multi-District Litigation) - Prudential Securities, Inc. on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York  11530-9388

Item 5.       Other Information


Directors and Officers

James F. Walsh resigned as Chief Financial Officer of Polaris Investment Management Corporation (PIMC) effective October 9, 1995. Marc A. Meiches, 42, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the position of Executive Vice President and Chief Financial Officer of General Electric Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.



Item 6.       Exhibits and Reports on Form 8-K


a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     27.  Financial Data Schedule (Filed electronically only)

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

                                         POLARIS AIRCRAFT INCOME FUND III,
                                         A California Limited Partnership
                                         (Registrant)
                                         By:       Polaris Investment
                                                   Management Corporation,
                                                   General Partner




         November 9, 1995                By:    /S/Marc A. Meiches
----------------------------------              ------------------
                                                Marc A. Meiches
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)