Form 10-K
period 1995-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 1996-03-29
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-K


                           ---------------------------


           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1995

                                       OR

          --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the transition period from     to
                                                  ---    ---

                          Commission File No. 33-10122

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                   California                     94-3023671
        -------------------------------     ----------------------
        (State or other jurisdiction of     (IRS Employer I.D. No.)
        incorporation or organization)

     201 Mission Street, 27th Floor, San Francisco, California    94105
     ---------------------------------------------------------  ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    Documents incorporated by reference: None

                       This document consists of 45 pages.

                                     PART I

Item 1.       Business

The principal objectives of Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-III was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2020.

PAIF-III has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation
(PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner, its affiliates, and GPA.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Continental Airlines, Inc. (Continental) and Trans World Airlines, Inc. (TWA) as of December 31, 1995:

                                      Number of    Lease
Lessee              Aircraft Type      Aircraft  Expiration    Renewal Options
------              -------------      --------  ----------    ---------------

Continental   Boeing 727-200 Advanced      5      10/96(1)     up to three
                                                                one-year periods

TWA           McDonnell Douglas DC-9-30   13       2/98(2)     none

(1) The Continental leases were modified in 1991. The leases for the Boeing 727-200 Advanced aircraft were extended for 37 months beyond the initial lease expiration date in September 1993 at approximately 90% of the original lease rates. The Partnership also agreed to pay for certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. Continental has the option to renew the leases annually for up to three one-year periods at a lease rate to be determined as provided for in the lease agreement.

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

         As discussed in Item 7, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provided for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregated $2.6 million, plus interest being repaid in monthly installments between May 1995 through December 1995. The Partnership received as consideration for the agreement $157,568 and warrants for TWA Common Stock (Item 7).

The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory in 1992. The three McDonnell Douglas DC-9-10 aircraft have been disassembled for sale of their component parts. Disassembly of the six Boeing 727-100 aircraft began in December 1994. It is anticipated that the disassembly and sales process will take at least three years. The leases for three Boeing 727-200 aircraft to Continental expired in April 1994. These aircraft were subsequently sold to Continental.

Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, some airlines took action to downsize or liquidate assets and many airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with noise suppression hardware, commonly known as "hushkits," which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies have shown marginal signs of recovery. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense, as discussed in Item 7. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity as compared with the non-advanced model. Hushkits which bring the Boeing 727-200 Advanced into compliance with FAA Stage 3 noise restrictions, are now available at an average cost of approximately $2.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions Hushkits at a cost of approximately $1.7 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as discussed in the Industry Update section of Item 7.



Item 2.       Properties

PAIF-III owns a portfolio of 18 commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to TWA and five Boeing 727 Series 200 Advanced aircraft leased to Continental. The Partnership's entire fleet consists of Stage 2 aircraft. All leases are operating leases. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway, and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory. The inventoried aircraft, which are not included in the following table, have been or are being disassembled for sale of their component parts.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                   Year of         Cycles
Aircraft Type                    Serial Number   Manufacture  As of 11/30/95(1)
-------------                    -------------   -----------  -----------------
Boeing 727-200 Advanced             21247           1976           32,108
Boeing 727-200 Advanced             21248           1976           31,419
Boeing 727-200 Advanced             21249           1976           31,435
Boeing 727-200 Advanced             21363           1977           30,066
Boeing 727-200 Advanced             21366           1977           29,809
McDonnell Douglas DC-9-30           47028           1967           80,157
McDonnell Douglas DC-9-30           47029           1967           79,255
McDonnell Douglas DC-9-30           47030           1967           79,645
McDonnell Douglas DC-9-30           47095           1967           75,316
McDonnell Douglas DC-9-30           47109           1968           78,441
McDonnell Douglas DC-9-30           47134           1967           74,526
McDonnell Douglas DC-9-30           47136           1968           74,990
McDonnell Douglas DC-9-30           47172           1968           75,590
McDonnell Douglas DC-9-30           47173           1968           78,490
McDonnell Douglas DC-9-30           47248           1968           82,250
McDonnell Douglas DC-9-30           47250           1968           79,742
McDonnell Douglas DC-9-30           47344           1969           76,098
McDonnell Douglas DC-9-30           47491           1970           71,866

(1) Cycle information as of 12/31/95 is not yet available.

Item 3.       Legal Proceedings

Continental Airlines, Inc. (Continental) Bankruptcy - On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiaries, including Continental, filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Polaris Aircraft Income Fund III (the Partnership) filed an administrative claim for the fair rental value of aircraft operated by Continental during the bankruptcy period and a general unsecured claim for the rental value of aircraft that were not so operated. The Bankruptcy Court approved a negotiated agreement between Continental and the Partnership on August 23, 1991, and Continental emerged from bankruptcy under a plan of reorganization approved by the Bankruptcy Court effective April 28, 1993. On January 30, 1995, the Bankruptcy Court approved a stipulation between Continental and the Partnership settling the Partnership's administrative expense priority claims against Continental with respect to certain Boeing 727-100 aircraft that Continental returned to the Partnership in January 1992. As discussed in Item 7, Continental is to pay the Partnership an aggregate amount of $1.3 million. The Partnership received an initial payment of approximately $311,000 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments through February 1996, with respect to the Partnership's administrative priority claims pursuant to the terms of the stipulation.

Midway Airlines, Inc. (Midway) Bankruptcy - In March 1991, Midway commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no action has been taken to pay or settle the Partnership's bankruptcy claims.

Trans World Airlines, Inc. (TWA) - On June 30, 1995, TWA filed a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Immediately before the filing, the Partnership and TWA entered into an Amended Deferral Agreement, pursuant to which TWA agreed to bring lease rents current over a period of several months and to confirm all of its leases with the Partnership. As agreed, TWA proposes a plan of reorganization in which, among other things, it confirmed all of its leases with the Partnership, and the plan was confirmed by the Bankruptcy Court on August 4, 1995. TWA has emerged from its bankruptcy proceeding and has repaid all outstanding rent deferrals in accordance with its commitment to the Partnership and in accordance with its plan of reorganization. TWA has since remained current on all of its payment obligations to the Partnership.

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

Riskind,  et al. v.  Prudential  Securities,  Inc., et al. - An action  entitled
Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. The Partnership and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. None of the Polaris Aircraft Income Funds were required to contribute to this settlement.

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

Mary C. Scott v. Prudential Securities Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel transferred this action to the Multi-District Litigation on or about February 7, 1996.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes but the plaintiffs in such lawsuit do not seek an award from the Partnership.



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

b)       Number of Security Holders:

                                                        Number of Record Holders
                    Title of Class                      as of December 31, 1995
                    --------------                      -----------------------

         Depository Units Representing Assignments
         of Limited Partnership Interests:                      18,220

         General Partnership Interest:                               1


c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 1995 and 1994 totaled $11,250,000 and $25,000,000, respectively. Cash distributions per limited partnership unit were $22.50 and $50.00 in 1995 and 1994, respectively.

Item 6.       Selected Financial Data

                                         For the years ended December 31,
                                         --------------------------------

                             1995         1994         1993         1992         1991
                             ----         ----         ----         ----         ----
Revenues                 $21,096,762  $13,486,506  $16,574,900  $16,910,098   $16,574,900

Net Income (Loss)          7,897,946    (181,996)    2,707,789   (4,800,779)  (20,128,461)

Net Income (Loss)
  allocated to Limited
  Partners                 6,694,079  (2,679,926)    1,430,836   (5,752,671)  (21,239,545)

Net Income (Loss) per
  Limited Partnership          13.39       (5.36)         2.86       (11.51)       (42.48)

Cash Distributions per
  Limited Partnership
  Unit                         22.50       50.00         25.00        20.00         26.25

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*            22.50       50.00         25.00        20.00         26.25

Total Assets              82,001,364  86,552,826   114,953,271  128,585,579   142,116,664

Partners' Capital         81,264,915  85,866,969   113,826,743  125,007,844   140,919,734


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


Remarketing Update

The leases of five Boeing 727-200 Advanced aircraft to Continental expire in October 1996. The Partnership is currently remarketing these aircraft for sale or re-lease.


Partnership Operations

The Partnership recorded net income of $7,897,946, or 13.39 per limited partnership unit for the year ended December 31, 1995, compared to a net loss of $181,996, or $5.36 per limited partnership unit, and net income of $2,707,789, or $2.86 per limited partnership unit, for the years ended December 31, 1994 and 1993, respectively. The net loss for 1994 resulted primarily from the loss of $3,588,919 recorded on the sale of three Boeing 727-200 aircraft to Continental combined with a reduction in rental revenue recognized on the leases with TWA and operating expenses incurred from the TWA leases. The improvement in operating results in 1995 was primarily the result of substantially increased revenues resulting from collection of rents deferred in 1994 combined with lower operating expenses and partially offset by increased depreciation expense in 1995 as compared to 1994.

Rental revenues, net of related management fees, declined during 1994 as compared to 1993. The leases of three Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994 for an aggregate sale price of $3,019,719. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in 1994. In addition, rental revenue recognized on the Partnership's leases with TWA decreased during 1994. As discussed below, in December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA. That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the rental amount deferred in 1994 of $1,137,500 as rental revenue until it was received in 1995. The Partnership has received from TWA all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments were paid in full beginning in May 1995 through October 1995, including interest at a rate of 12% per annum.

In consideration for the rent deferral, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received

$157,568 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,247,768 as revenue in 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $409,792 in 1995.

Further impacting the increased revenues in 1995 as compared to 1994, in January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specifies payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership has received all payments due from Continental for the settlement, which are recorded as revenue when received. The Partnership recorded payments of $1,105,556 as other revenue during 1995.

During 1994, the Partnership recognized as revenue in 1994 $400,000 that it had previously held as maintenance reserves relating to two aircraft formerly on lease to Continental. Revenues for 1993 include the gain on the sale of two aircraft totaling $233,387 and income from a forfeited deposit of $25,000.

Operating expenses decreased in 1995 as compared to 1994 and 1993. As part of the TWA lease extension in 1991 as discussed in Note 4 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, the Partnership recognized as operating expense $2.6 million and $1.95 million of these expenses during 1994 and 1993, respectively. No operating expenses relating to the TWA aircraft were recognized by the Partnership during 1995. In addition, operating expenses for 1993 reflect the estimated costs of disassembling of the former Midway and Continental aircraft. No aircraft disassembly expenses were recognized during 1994 and 1995.

Partially offsetting the improved operating results in 1995 as compared to 1994, the Partnership recognized substantially higher depreciation expense in 1995. As discussed in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $1,771,000 of this deficiency as increased depreciation expense in 1995. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on- lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1995, 1994 and 1993 and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 as discussed later in the Industry Update section.

Liquidity and Cash Distributions

Liquidity - The Partnership has received from Continental all payments due under the modified lease agreement, the aircraft sale agreement, and the settlement agreement for the return of the six Boeing 727-100 aircraft. In addition, payments totaling $1,915,820, $748,740 and $593,923 have been received during 1995, 1994 and 1993, respectively, from the sale of parts from the nine disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory is $686,670 as of December 31, 1995.

As discussed above, TWA repaid its deferred rents in full with interest by October 1995. The Partnership also received from TWA warrants to purchase 159,919 shares of TWA Common Stock and a payment of $157,568 in consideration for the rent deferral. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $1,698,057.

As discussed in Note 5 to the financial statements (Item 8), the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed $315,145 and $165,937 for new image modifications during 1994 and 1993, respectively. As discussed above and in Note 4 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms. The Partnership's cash reserves are being retained to finance future modification costs for Continental and to meet the obligations under the TWA leases.

Cash Distributions - Cash distributions to limited partners were $11,250,000, $25,000,000, and $12,500,000 in 1995, 1994 and 1993, respectively. Cash distributions per limited partnership unit totaled $22.50, $50.00, and $25.00 in 1995, 1994 and 1993, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments from Continental; the receipt of modification financing payments from Continental; the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft; the receipt of payments generated from the aircraft disassembly process; and the receipt of payments from Continental as settlement for the return of six Boeing 727-100 aircraft.


TWA Restructuring

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 13 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which was reflected in the Partnership's 1994 balance sheet (Item 8). The Partnership did not recognize either the $1,137,500 rental amount deferred in 1994 or the $1,462,500 rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents were received. The Partnership received all scheduled rent payments beginning in April 1995, and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA and has recognized the $2.6 million deferred rents as rental revenue during 1995. The deferred rents were paid in full by October 1995.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the accompanying 1995 statement of operations. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agreed to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which was approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which was determined by formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and,
(ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount was determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined.

TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 of the United States Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $881,480 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was paid in full to the Partnership on October 2, 1995. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future.

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,247,768 as revenue in the 1995 statement of operations. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of

$409,792 in the 1995 statement of operations. The TWA Common Stock is classified as trading securities because the Partnership intends to sell the stock in the near term. The fair market value of the TWA stock at December 31, 1995 of $1,659,160 is reflected in the Partnership's December 31, 1995 balance sheet (Item 8). The Partnership sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $1,698,057.


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

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million per Boeing 727 aircraft, if none of the required work had been done previously. In general, the new maintenance requirements must be completed by the later of March 1994, or 60,000 cycles for each Boeing 727. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition, including compliance with all ADs for which action is mandated by the FAA during the lease term. The Partnership agreed to bear a portion of certain maintenance and/or AD compliance costs, as discussed in Item 1, with respect to the aircraft leased to Continental and TWA. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. In negotiating subsequent leases, market conditions currently generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 68% Stage 3 aircraft and 32% Stage 2 aircraft. The key features of the rule include:

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

Other countries have also adopted noise policies. The European Union (EU) adopted a non- addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of installing hushkits on some or all of the Partnership's aircraft. It is unlikely that the Partnership would incur such costs unless they can be substantially recovered through a lease.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being hushkitted, whereas older Stage 2 narrow- bodies have shown marginal signs of recovery.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as previously discussed.

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased. As a result of the 1993 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $693,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. As a result of the 1994 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $1,227,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $1,771,000, or $3.51 per limited Partnership unit, of this deficiency as increased depreciation expense in 1995. The deficiency in 1995 was generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft recorded in 1995 (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values recorded in 1995 (which has the effect of increasing future depreciation expense). The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $194,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

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




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1994


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners  of Polaris  Aircraft  Income  Fund III, A  California  Limited
Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



San Francisco,  California,
  January 31, 1996 (except with
  respect to the matter discussed
  in Note 10, as to which the
  date is March 22, 1996)

                                       POLARIS AIRCRAFT INCOME FUND III,
                                      A California Limited Partnership

                                                BALANCE SHEETS

                                          DECEMBER 31, 1995 AND 1994

                                                                                        1995                 1994
                                                                                        ----                 ----
ASSETS:

CASH AND CASH EQUIVALENTS                                                      $     25,014,205      $     15,810,799

MARKETABLE SECURITIES, trading                                                        1,659,160                -

RENT AND OTHER RECEIVABLES                                                                8,171               485,551

NOTES RECEIVABLE, net of allowance for credit
  losses of $1,993,095 in 1995 and $5,006,929 in 1994                                 1,546,407             2,749,401

AIRCRAFT, net of accumulated depreciation
  of $75,198,827 in 1995 and $63,166,880 in 1994                                     53,060,662            65,092,609

AIRCRAFT INVENTORY                                                                      686,670             2,388,377

OTHER ASSETS                                                                             26,089                26,089
                                                                               ----------------      ----------------

                                                                               $     82,001,364      $     86,552,826
                                                                               ================      ================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                          $        130,584      $        121,658

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                                                            84,084                42,418

DEFERRED INCOME                                                                         521,781               521,781
                                                                               ----------------      ----------------

       Total Liabilities                                                                736,449               685,857
                                                                               ----------------      ----------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                                    (1,392,716)           (1,346,583)
  Limited Partners, 500,000 units
     issued and outstanding                                                          82,657,631            87,213,552
                                                                               ----------------      ----------------

       Total Partners' Capital                                                       81,264,915            85,866,969
                                                                               ----------------      ----------------

                                                                               $     82,001,364      $     86,552,826
                                                                               ================      ================


                             The accompanying notes are an integral part of these statements.

                                                            20



                                            POLARIS AIRCRAFT INCOME FUND III,
                                            A California Limited Partnership

                                                STATEMENTS OF OPERATIONS

                                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                1995                   1994                  1993
                                                                ----                   ----                  ----
REVENUES:
    Rent from operating leases                          $    16,186,560        $    15,023,940        $    18,056,395
    Gain (loss) on sale of aircraft                              -                  (3,588,919)               233,387
    Receipt of lessee stock warrants                          1,247,768                 -                      -
    Gain on trading securities                                  409,792                 -                      -
    Interest                                                  1,989,518              1,651,485              2,185,883
    Other                                                     1,263,124                400,000                 25,000
                                                        ---------------        ---------------        ---------------

         Total Revenues                                      21,096,762             13,486,506             20,500,665
                                                        ---------------        ---------------        ---------------

EXPENSES:
    Depreciation and amortization                            12,031,947              9,891,093             13,939,172
    Management fees to general partner                          809,328                738,809                871,021
    Operating                                                    29,282              2,745,928              2,727,105
    Administration and other                                    328,259                292,672                255,578
                                                        ---------------        ---------------        ---------------

         Total Expenses                                      13,198,816             13,668,502             17,792,876
                                                        ---------------        ---------------        ---------------

NET INCOME (LOSS)                                       $     7,897,946        $      (181,996)       $     2,707,789
                                                        ===============        ===============        ===============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                                 $     1,203,867        $     2,497,930        $     1,276,953
                                                        ===============        ===============        ===============

NET INCOME (LOSS)
    ALLOCATED TO THE
    LIMITED PARTNERS                                    $     6,694,079        $    (2,679,926)       $     1,430,836
                                                        ===============        ===============        ===============

NET INCOME (LOSS) PER
    LIMITED PARTNERSHIP
    UNIT                                                $         13.39        $         (5.36)       $          2.86
                                                        ===============        ===============        ===============


                             The accompanying notes are an integral part of these statements.

                                                            21

                                       POLARIS AIRCRAFT INCOME FUND III,
                                       A California Limited Partnership

                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                General              Limited
                                                                Partner              Partners               Total
                                                                -------              --------               -----
Balance, December 31, 1992                                $      (954,798)     $    125,962,642      $    125,007,844

    Net income                                                  1,276,953             1,430,836             2,707,789

    Cash distributions to partners                             (1,388,890)          (12,500,000)          (13,888,890)
                                                          ---------------      ----------------      ----------------

Balance, December 31, 1993                                     (1,066,735)          114,893,478           113,826,743

    Net income (loss)                                           2,497,930            (2,679,926)             (181,996)

    Cash distributions to partners                             (2,777,778)          (25,000,000)          (27,777,778)
                                                          ---------------      ----------------      ----------------

Balance, December 31, 1994                                     (1,346,583)           87,213,552            85,866,969

    Net income                                                  1,203,867             6,694,079             7,897,946

    Cash distributions to partners                             (1,250,000)          (11,250,000)          (12,500,000)
                                                          ---------------      ----------------      ----------------

Balance, December 31, 1995                                $    (1,392,716)     $     82,657,631      $     81,264,915
                                                          ===============      ================      ================


                             The accompanying notes are an integral part of these statements.

                                                            22

                                            POLARIS AIRCRAFT INCOME FUND III,
                                            A California Limited Partnership

                                                STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                             1995               1994              1993
                                                                             ----               ----              ----
OPERATING ACTIVITIES:
  Net income (loss)                                                  $     7,897,946   $       (181,996)  $     2,707,789
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                         12,031,947          9,891,093        13,939,172
    Loss (gain) on sale of aircraft                                           -               3,588,919          (233,387)
    Changes in operating assets and liabilities:
        Increase in marketable securities, trading                        (1,659,160)            -                 -
        Decrease (increase) in rent and other
           receivables                                                       477,380            173,750          (563,692)
        Decrease in inventory                                                 -                  -                465,000
        Increase (decrease) in payable to affiliates                           8,926            (69,089)           80,086
        Increase (decrease) in accounts payable
           and accrued liabilities                                            41,666             28,418           (88,451)
        Decrease in deferred income                                           -                  -             (1,313,500)
        Decrease in lessee security deposits                                  -                  -               (366,707)
        Decrease in maintenance reserves                                      -                (400,000)         (762,635)
                                                                     ---------------   ----------------   ---------------

           Net cash provided by operating activities                      18,798,705         13,031,095        13,863,675
                                                                     ---------------   ----------------   ---------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft                                          -                  -              6,228,388
  Net proceeds from sale of aircraft inventory                             1,915,820            748,740           593,923
  Inventory disassembly costs                                               (214,113)            -               (141,630)
  Increase in notes receivable                                              (499,868)          (315,145)         (165,937)
  Principal payments on notes receivable                                   1,702,862          1,041,771           123,481
                                                                     ---------------   ----------------   ---------------

           Net cash provided by investing activities                       2,904,701          1,475,366         6,638,225
                                                                     ---------------   ----------------   ---------------

FINANCING ACTIVITIES:
  Cash distributions to partners                                         (12,500,000)       (27,777,778)      (13,888,890)
                                                                     ---------------   ----------------   ---------------

           Net cash used in financing activities                         (12,500,000)       (27,777,778)      (13,888,890)
                                                                     ---------------   ----------------   ---------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                              9,203,406        (13,271,317)        6,613,010

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                       15,810,799         29,082,116        22,469,106
                                                                     ---------------   ----------------   ---------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                        $    25,014,205   $     15,810,799   $    29,082,116
                                                                     ===============   ================   ===============


                             The accompanying notes are an integral part of these statements.

                                                            23

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995



1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF- III or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.

Marketable Securities, trading - Marketable Securities, trading are carried at fair value, which was determined based on quoted market prices. These securities are held for sale in the near term (Note 4).

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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until the book value is fully recovered.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure and lease the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1995, 1994 and 1993.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses for certain impaired loans as a result of uncertainties regarding their collection due to cash flow deficiencies of the lessee or restrictions regarding the cash flow by the Bankruptcy Court. The Partnership recognizes revenue on these loans only as payments are received.

                                                     1995
                                                     ----
     Impaired loans or receivables with
        allowances for credit losses             $ 1,993,095
     Impaired loans or receivables without
        allowances for credit losses                    --
                                                 -----------
     Total impaired loans                          1,993,095
     Allowance for credit losses                  (1,993,095)
                                                 -----------
                                                 $      --
                                                 ===========

     Allowance for credit losses,
        beginning of year                        $(5,006,929)
     Provision for credit losses                        --
     Write-downs                                        --
     Collections                                   3,013,834
                                                 -----------
     Allowance for credit losses,
        end of year                              $(1,993,095)
                                                 ===========


SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and Cash Equivalents is stated at cost, which approximates fair value. Marketable

Securities, trading (Note 4) are carried at fair value, which was determined based on quoted market prices. The fair value of the Notes Receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 5, the carrying value of the notes receivable from Continental for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of December 31, 1995, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $1.9 million. The carrying value of the Partnership's remaining notes receivable discussed in Notes 3 and 5 approximate their estimated fair value.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. The Partnership estimates that the adoption of this pronouncement will not have an immediate material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. The estimate of fair value and measurement of impairment loss is described in Note 3.


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depositary Company III (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Note 7.


3.       Aircraft

The Partnership owns 18 aircraft and certain inventoried aircraft parts from its original portfolio of 38 used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases, the Partnership has agreed to share in the cost of compliance with ADs. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in December 1992, seven aircraft in 1993, and three aircraft in 1994. In addition, nine aircraft have been disassembled for sale of their component parts (Note 6).

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                              Year of
Aircraft Type                           Serial Number       Manufacture
-------------                           -------------       -----------
Boeing 727-200 Advanced                     21247               1976
Boeing 727-200 Advanced                     21248               1976
Boeing 727-200 Advanced                     21249               1976
Boeing 727-200 Advanced                     21363               1977
Boeing 727-200 Advanced                     21366               1977
McDonnell Douglas DC-9-30                   47028               1967
McDonnell Douglas DC-9-30                   47029               1967
McDonnell Douglas DC-9-30                   47030               1967
McDonnell Douglas DC-9-30                   47095               1967
McDonnell Douglas DC-9-30                   47109               1968
McDonnell Douglas DC-9-30                   47134               1967
McDonnell Douglas DC-9-30                   47136               1968
McDonnell Douglas DC-9-30                   47172               1968
McDonnell Douglas DC-9-30                   47173               1968
McDonnell Douglas DC-9-30                   47248               1968
McDonnell Douglas DC-9-30                   47250               1968
McDonnell Douglas DC-9-30                   47344               1969
McDonnell Douglas DC-9-30                   47491               1970

Thirteen McDonnell Douglas DC-9-30s - These aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing as discussed in Note 4.

Four McDonnell Douglas DC-9-10s - These aircraft were acquired for $15,768,766 in 1987 and leased to Midway Airlines, Inc. (Midway). In March 1991, Midway commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. In August 1991, the Bankruptcy Court approved Midway's proposal to discontinue use of the Partnership's aircraft, and the aircraft were subsequently returned to the Partnership. The aircraft were not in compliance with the return conditions specified under the lease. The general partner has retained counsel on behalf of the Partnership to pursue all legal remedies available to protect the interests of unit holders. Although Midway remains liable for expenses for which it was responsible under its lease, including the costs of complying with return conditions, the Partnership is unlikely to recover material damages resulting from Midway's failure to meet its obligations under the leases, as Midway's bankruptcy estate is minimal. During 1992, the Partnership transferred the four aircraft to aircraft inventory and subsequently disassembled three of the aircraft for sale of their component parts (Note 6). The remaining aircraft was sold to Target Airways, Ltd. during January 1993 for $925,000 resulting in a gain on sale of $146,500 during 1993.

Fourteen Boeing 727s (Series 100, 200 and 200 Advanced) and Seven McDonnell Douglas DC-9-10s - These aircraft were acquired for $111,830,728 in 1987 and leased to Continental Airlines, Inc. (Continental) for terms of 72 months for the Boeing aircraft and 42 months for the McDonnell Douglas aircraft. Continental filed for Chapter 11 bankruptcy protection in December 1990. In
1991, the Partnership and Continental entered into an agreement for Continental's continued lease of three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft; however, Continental rejected the leases on six Boeing 727-100s and the seven McDonnell Douglas DC-9-10s and returned these aircraft to the Partnership. Note 5 contains a detailed discussion of the Continental events.

In December 1992, the Partnership sold one of the ex-Continental McDonnell Douglas DC-9-10 aircraft to Lear 25, Inc. for $1,025,000. In March 1993, the Partnership agreed to sell to Intercontinental five additional McDonnell Douglas DC-9-10 aircraft formerly on lease to Continental. Two aircraft were sold in March 1993, a third aircraft was sold in April 1993, a fourth aircraft was sold in June 1993, and a fifth aircraft was sold in October 1993 for total proceeds of $3.4 million for the five aircraft. The Partnership recorded no gain or loss on the sales, as the aircraft sales prices equaled book values.

During 1993, the six Boeing 727-100s were transferred to aircraft inventory and are being disassembled for sale of their component parts (Note 6). Upon transferring the aircraft to aircraft inventory in 1992, the Partnership recorded downward adjustments to the aircraft value, which are included in the adjustment discussed below and in Note 6.

The leases of the three Boeing 727-200 aircraft expired in April 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at December 31, 1995 and 1994 was $998,858 and $2,223,875, respectively.

In June 1991, one of the DC-9-10 aircraft formerly leased to Continental was leased to Aero California S.A. de C.V. (Aero California) for a lease term of 18 months at approximately 76% of the original lease rate with Continental. The aircraft was subsequently sold to Aero California in September 1993 for a purchase price of approximately $1.1 million. The Partnership recognized a gain of $86,887 on the sale in 1993.

The following is a schedule by year of future minimum rental revenue under the existing leases including the deferred rental payments specified in the Continental lease modifications (Note 5):

                          Continental
                           Deferred
Year                       Amount(1)    Rental Payments       Total
----                       ---------    ---------------       -----
1996                     $ 1,781,940      $12,400,000      $14,181,940
1997                         159,582        7,800,000        7,959,582
1998                            --          1,300,000        1,300,000
1999 and thereafter             --               --               --
                         -----------      -----------      -----------
                         $ 1,941,522      $21,500,000      $23,441,522
                         ===========      ===========      ===========

(1) Rental payments for the period from December 1990 through September 1991 are payable with interest commencing in July 1992 according to the Continental lease modification agreement. Rental payments for the period from November 1992 through January 1993 are payable with interest commencing in October 1993 according to the additional lease modification agreement with Continental. Future minimum rental payments may be offset or reduced by future costs as described in Note 4.

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased. As a result of the 1993 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $693,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. As a result of the 1994 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $1,227,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft.

As discussed in Note 1, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $1,771,000, or $3.51 per limited Partnership unit, of this deficiency as increased depreciation expense in 1995. The deficiency in 1995 was generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's net book value and therefore reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft recorded in 1995 (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values recorded in 1995 (which has the effect of increasing future depreciation expense). The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $194,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.


4.       TWA Reorganization

During 1991, TWA defaulted under its leases with the Partnership when it failed to pay its March lease payments. In December 1991, the leases for all 13 aircraft were amended further, to extend the terms to February 1998 at approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs after TWA successfully reorganized. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the applicable lease. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $4.55 million ($1.95 million in 1993 and $2.6 million in 1994) have been offset against rental payments. Under the terms of this agreement, TWA may offset up to an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms.

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 13 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

The Deferral Agreement provided for (i) a moratorium on the rents due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which was reflected in the accompanying 1994 balance sheet. The Partnership did not recognize either the $1,137,500 rental amount deferred in 1994 or the $1,462,500 rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents were received. The deferred rents and corresponding allowance for credit losses were $1,137,500 as of December 31, 1994. The Partnership received all scheduled rent payments beginning in April 1995, and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA and has recognized the $2.6 million deferred rents as rental revenue during 1995. The deferred rents were paid in full by October 1995.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the accompanying 1995 statement of operations. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agreed to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which was approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which was determined by formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and,
(ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount was determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined.

TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 of the United States Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $881,480 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was paid in full to the Partnership on October 2, 1995. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future.

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,247,768 as revenue in the 1995 statement of operations. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $409,792 in the 1995 statement of operations. The TWA Common Stock is classified as trading securities because the Partnership intends to sell the stock in the near term. The fair market value of the TWA stock at December 31, 1995 of $1,659,160 is reflected in the accompanying December 31, 1995 balance sheet. As discussed in Note 10, the Partnership sold the TWA Common Stock in the first quarter of 1996.

5.       Continental Lease Modification

Continental  filed for  Chapter  11  bankruptcy  protection  in  December  1990.
Continental terminated the leases on the six 727-100s and returned these aircraft to the Partnership. The Continental leases for the Partnership's three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft were modified. The modified agreement specifies (i) extension of the leases for the three 727-200s (which were subsequently sold to Continental as discussed in Note 3) to the earlier of April 1994 or 60,000 cycles, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in Note 1. The Partnership has approved invoices aggregating $1,698,106 for interior modifications on the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental from 1992 through 1995 to be repaid by Continental with interest over the remaining lease terms of the aircraft. The Partnership's balance sheets reflect the net reimbursable costs incurred of $547,549 and $525,526 as of December 31, 1995 and 1994, respectively, as notes receivable. Continental will be entitled, under certain circumstances related to a possible future substantial downsizing by Continental, which is not currently anticipated, to reject the remaining existing leases.

The agreement with Continental included an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 and for a period of three months, beginning in November 1992, aggregating $9,917,500 (the Deferred Amount). The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents and prior accrued interest, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received.

The allowances for credit losses on the principal and interest portions due were $1,993,095 and $3,869,429 as of December 31, 1995 and 1994, respectively. The unrecognized Deferred Amounts as of December 31, 1995 and 1994 were $1,941,522 and $3,670,582, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During 1995, 1994 and 1993, the Partnership received supplemental payments of $2,200,465, $2,999,666 and $4,109,607, of which $1,729,060, $2,211,440 and $2,832,895 was recognized as rental revenue in 1995,
1994 and 1993, respectively.

Continental continues to pay all other amounts due under the prior agreement. As of December 31, 1995, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental aircraft finance sale note receivable described in
Note 3 or the Continental modification financing note receivable described above, as they are currently deemed to be collectible. The Partnership's rights to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specifies payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and is entitled to receive the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership has received all payments due from Continental for the settlement, which are recorded as revenue when received. The Partnership recorded payments of $1,105,556 as other revenue during 1995.


6.       Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four McDonnell Douglas DC-9-10 aircraft formerly leased to Midway (Note 3) and the six Boeing 727-100 aircraft formerly leased to Continental (Note 5), the Partnership entered into an agreement with Soundair, Inc. (Soundair) for the disassembly and sale of these aircraft. Disassembly of the McDonnell Douglas DC-9-10s began in January 1993. Disassembly of the Boeing 727-100s began in December 1994. It is anticipated that the disassembly and sales process will take at least three years.

The Partnership recognized the estimated cost of disassembly of approximately $50,000 per aircraft in 1993, and will receive the proceeds from the sale of such parts net of overhaul expenses if necessary, and commission paid to Soundair. During 1993, the Partnership paid $141,630 for aircraft disassembly costs of the three McDonnell Douglas DC-9-10s. During 1995, the Partnership paid $214,113 aircraft disassembly costs for the six Boeing 727-100s. During 1995, 1994 and 1993, the Partnership received net proceeds from the sale of aircraft inventory of $1,915,820, $748,740 and $593,923, respectively.

The nine aircraft are recorded as aircraft inventory in the Partnership's balance sheets. Upon transferring the aircraft to inventory in 1992, the Partnership recorded downward adjustments to the inventory value of $1,050,000. During 1994 and 1993, the Partnership recorded additional downward adjustments to the inventory value of $144,000 and $801,590, respectively, to reflect the then current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the corresponding years' statements of operations.


7.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1995, 1994 and 1993, the Partnership paid management fees to PIMC of $809,328, $746,684 and $893,701, respectively. Management fees payable to PIMC were $23,000 at December 31, 1995 and 1994.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1995, 1994 and 1993, the Partnership reimbursed PIMC for expenses of $521,705, $483,077 and $754,345, respectively. Reimbursements totaling $107,584 and $98,658 were payable to PIMC at December 31, 1995 and 1994, respectively.

  c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

  d. A subordinated sales commission to PIMC of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions will be paid only after unit holders have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the subordination threshold has not been met.


8.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1995 and 1994 are as follows:

                       Reported Amounts    Tax Basis     Net Difference
                       ----------------    ---------     --------------

1995: Assets            $ 82,001,364     $ 49,382,724     $ 32,618,640
      Liabilities            736,449          359,814          376,635

1994: Assets            $ 86,552,826     $ 59,622,993     $ 26,929,833
      Liabilities            685,857          452,549          233,308


9.       Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                     1995      1994     1993
                                                     ----      ----     ----

Book net income (loss) per limited partnership unit $13.39   $(5.36)  $  2.86
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental revenue                                  (4.94)   (0.23)    (6.99)
     Management fee expense                           0.28     0.04      0.21
     Depreciation                                    (4.96)   (8.47)    (6.13)
     Gain or loss on sale of aircraft                   -      1.57    (10.10)
     Capitalized costs                                  -      5.25      3.76
     Basis in inventory                              (1.35)   (1.17)   (11.11)
     Other revenue and expense items                 (0.01)   (1.29)    (0.73)
                                                    ------   ------   -------
Taxable net income (loss) per limited
   partnership unit                                 $ 2.41   $(9.66)  $(28.23)
                                                    ======   ======   =======

The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned. For tax purposes, certain temporary differences exist in the recognition of revenue. For tax purposes, management fee expense is accrued in the same year as the tax basis rental revenue.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. As a result, the current year tax depreciation expense is greater than the book depreciation expense. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly recognized adjustments which increased book depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.

For book purposes, aircraft held in inventory are reflected at the lower of depreciable cost or estimated net realizable value. Differences in book and tax revenue and loss from inventory result from the differences in the book and tax carrying value of the inventory.


10.      Subsequent Event

Sale of TWA Common Stock - As discussed in Note 4, the Partnership exercised the TWA warrants on December 29, 1995. The fair market value of the TWA stock at December 31, 1995 was $1,659,160. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and will recognize a gain on trading securities of $38,897 in the first quarter of 1996.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

                  Name                               PIMC  Title

         James W. Linnan                    President; Director
         Richard J. Adams                   Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Edward Sun                         Vice President
         John E. Flynn                      Vice President
         Robert W. Dillon                   Vice President; Assistant Secretary
         Marc A. Meiches                    Chief Financial Officer
         Richard L. Blume                   Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Linnan, 54, assumed the position of President and Director of PIMC effective March 31, 1995. Mr. Linnan had previously held the positions of Vice President of PIMC effective July 1, 1994, Vice President - Financial Management of PIMC and PALC effective April 1991, and Vice President - Investor Marketing of PIMC and PALC since July 1986.

Mr. Adams, 62, Senior Vice President - Aircraft Marketing, North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 46, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Flynn, 55, Vice President - Marketing of GECAS, served as Senior Vice President - Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President - Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 54, became Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President of GECAS.

Mr. Blume, 54, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Meiches, 43, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Certain Legal Proceedings:

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

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statutes and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II is named as a defendant for procedural purposes, but no recovery is sought from these defendants. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V was filed by one investor in the fund. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interests in Polaris Aircraft Income Fund V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. On April 18, 1995, the action was discontinued without prejudice. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by

Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

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

On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris Investment Management Corporation, Polaris Securities
Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund V. Plaintiffs seek, among other things, rescission of their investments in the Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, the Judicial Panel transferred this action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, discussed above. The Partnership is not named as a defendant in this action.

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

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. The Partnership is not named as a defendant in this action.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi- contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi- contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi- contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft

Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1995 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11.        Executive Compensation

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $809,328 were paid to PIMC in 1995 in addition to a 10% interest in all cash distributions as described in Note 7 to the financial statements (Item 8).



Item 12.        Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-III to own beneficially more than five percent of any class of voting securities of PAIF-III.

     b)  The General Partner  of PAIF-III owns the equity securities of PAIF-III as set forth in the following table:
            Title           Name of                         Amount and Nature of                  Percent
          of Class       Beneficial Owner                   Beneficial Ownership                 of Class
         General      Polaris Investment        Represents a 10.0% interest of all cash             100%
         Partner      Management                distributions, gross income in an
         Interest     Corporation               amount equal to 9.09% of distributed
                                                cash available from operations, and a
                                                1% interest in net income or loss

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


                                   POLARIS AIRCRAFT INCOME FUND III,
                                   A California Limited Partnership
                                   (REGISTRANT)
                                   By:  Polaris Investment
                                        Management Corporation
                                        General Partner




    March 25, 1996                By:  /S/ James W. Linnan
    --------------                     -------------------------
        Date                           James W. Linnan, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                           Date

/S/James W. Linnan    President and Director of Polaris         March 25, 1996
-------------------   Investment Management Corporation,        --------------
(James W. Linnan)     General Partner of the Registrant

/S/Norman C. T. Liu   Vice President and Director of Polaris    March 25, 1996
-------------------   Investment Management Corporation,        --------------
(Norman C. T. Liu)    General Partner of the Registrant

/S/Marc A. Meiches    Chief Financial Officer of Polaris        March 25, 1996
-------------------   Investment Management Corporation,        --------------
(Marc A. Meiches)     General Partner of the Registrant