Form 10-Q
period 1996-03-31
POLARIS AIRCRAFT INCOME FUND III
filed 1996-05-10
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q
                               ------------------




           _X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

           ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from___to___

                               ------------------


                          Commission File No. 33-10122
                               ------------------



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



                               Yes _X_       No___









                       This document consists of 15 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1996




                                      INDEX



Part I.  Financial Information                                             Page


      Item 1.  Financial Statements

         a) Balance Sheets - March 31, 1996 and
            December 31, 1995................................................3

         b) Statements of Income - Three Months Ended
            March 31, 1996 and 1995..........................................4

         c) Statements of Changes in Partners' Capital
            (Deficit) - Year Ended December 31, 1995
            and Three Months Ended March 31, 1996............................5

         d) Statements of Cash Flows - Three Months
            Ended March 31, 1996 and 1995....................................6

         e) Notes to Financial Statements....................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................11



Part II. Other Information

      Item 1.  Legal Proceedings............................................13

      Item 6.  Exhibits and Reports on Form 8-K.............................14

      Signature.............................................................15

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      March 31,    December 31,
                                                        1996           1995
                                                        ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $ 25,892,012   $ 25,014,205

MARKETABLE SECURITIES, trading                              --        1,659,160

RENT AND OTHER RECEIVABLES                               465,512          8,171

NOTES RECEIVABLE, net of allowance for credit
   losses of $1,491,255 in 1996 and $1,993,095
   in 1995                                             1,062,783      1,546,407

AIRCRAFT, net of accumulated depreciation
   of $77,705,850 in 1996 and $75,198,827 in 1995     50,553,639     53,060,662

AIRCRAFT INVENTORY                                       297,047        686,670

OTHER ASSETS                                              26,089         26,089
                                                    ------------   ------------

                                                    $ 78,297,082   $ 82,001,364
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     85,655   $    130,584

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            53,454         84,084

DEFERRED INCOME                                          521,781        521,781
                                                    ------------   ------------

      Total Liabilities                                  660,890        736,449
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (1,429,051)    (1,392,716)
   Limited Partners, 500,000 units
    issued and outstanding                            79,065,243     82,657,631
                                                    ------------   ------------

      Total Partners' Capital                         77,636,192     81,264,915
                                                    ------------   ------------

                                                    $ 78,297,082   $ 82,001,364
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                       1996              1995
                                                       ----              ----
REVENUES:
  Rent from operating leases                         $3,809,570       $2,272,596
  Interest                                              420,308          433,160
  Lessee settlement                                     144,444          455,555
  Other                                                  38,898          157,609
                                                     ----------       ----------

        Total Revenues                                4,413,220        3,318,920
                                                     ----------       ----------

EXPENSES:
  Depreciation                                        2,507,023        2,565,244
  Management fees to general partner                    190,478          113,630
  Operating                                               3,804            7,893
  Administration and other                               62,860           67,504
                                                     ----------       ----------

        Total Expenses                                2,764,165        2,754,271
                                                     ----------       ----------

NET INCOME                                           $1,649,055       $  564,649
                                                     ==========       ==========

NET INCOME ALLOCATED TO THE
  GENERAL PARTNER                                    $  491,443       $  255,622
                                                     ==========       ==========

NET INCOME ALLOCATED TO
  LIMITED PARTNERS                                   $1,157,612       $  309,027
                                                     ==========       ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                   $     2.32       $     0.62
                                                     ==========       ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                         Three Months Ended March 31, 1996
                                         ---------------------------------

                                        General       Limited
                                        Partner      Partners          Total
                                        -------      --------          -----

Balance, December 31, 1994         $ (1,346,583)   $ 87,213,552    $ 85,866,969

  Net income                          1,203,867       6,694,079       7,897,946

  Cash distributions to partners     (1,250,000)    (11,250,000)    (12,500,000)
                                   ------------    ------------    ------------

Balance, December 31, 1995           (1,392,716)     82,657,631      81,264,915

  Net income                            491,443       1,157,612       1,649,055

  Cash distributions to partners       (527,778)     (4,750,000)     (5,277,778)
                                   ------------    ------------    ------------

Balance, March 31, 1996            $ (1,429,051)   $ 79,065,243    $ 77,636,192
                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1996           1995
                                                         ----           ----
OPERATING ACTIVITIES:
   Net income                                         $ 1,649,055    $  564,649
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                       2,507,023     2,565,244
     Changes in operating assets and liabilities:
       Decrease in marketable securities, trading       1,659,160        -
       Decrease (increase) in rent and other
          receivables                                    (457,341)        9,779
       Decrease in payable to affiliates                  (44,929)      (56,273)
       Increase (decrease) in accounts payable
          and accrued liabilities                         (30,630)       29,169
                                                      -----------    ----------

          Net cash provided by operating activities     5,282,338     3,112,568
                                                      -----------    ----------

INVESTING ACTIVITIES:
   Net proceeds from sale of aircraft inventory           390,423       510,897
   Inventory disassembly costs                               (800)      (30,600)
   Principal payments on notes receivable                 483,624       378,900
                                                      -----------    ----------

          Net cash provided by investing activities       873,247       859,197
                                                      -----------    ----------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (5,277,778)   (2,777,778)
                                                      -----------    ----------

          Net cash used in financing activities        (5,277,778)   (2,777,778)
                                                      -----------    ----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                            877,807     1,193,987

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 25,014,205    15,810,799
                                                      -----------    ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $25,892,012    $17,004,786
                                                      ===========    ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund III's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1995, 1994, and 1993 included in the Partnership's 1995 Annual Report to the SEC on Form 10-K (Form 10-K).

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed below, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. Marketable Securities, trading (Note 2) were carried at fair value, which was determined based on quoted market prices. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the notes receivable from Continental Airlines, Inc. (Continental) for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of March 31, 1996, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $1.5 million. The carrying value of the Partnership's remaining notes receivable discussed in Notes 2 and 4 approximate their estimated fair value.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first quarter of 1996.


2.    Trans World Airlines, Inc. (TWA) Reorganization

As discussed in the Form 10-K, the Partnership renegotiated the TWA leases after TWA defaulted under its leases with the Partnership during 1991. The renegotiated agreement stipulated that the Partnership share in the cost of certain Airworthiness Directives after TWA successfully reorganized. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $4.55 million ($1.95 million in 1993 and $2.6 million in 1994) have been offset against rental payments. Under the terms of this agreement, TWA may offset up to an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms.

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 13 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by Polaris Investment Management Corporation (PIMC) on behalf of the Partnership with respect to the Partnership's aircraft.

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

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its pro-rata share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of operations for the three months ended March 31, 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

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

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 of $1,659,160 is reflected in the accompanying December 31, 1995 balance sheet. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,897 in the first quarter of 1996.


3.    Continental Lease Modification

As discussed in the Form 10-K, the leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990.
Continental terminated the leases on the six 727-100s and returned these aircraft to the Partnership. The modified agreement for the Partnership's three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft specifies (i) extension of the leases for the three 727-200s (which were subsequently sold to Continental as discussed in Note 4) to April 1994, and for the five 727-200 Advanced aircraft to October 1996; (ii) renegotiated rental rates averaging approximately 73% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in
Note 1. The Partnership has approved invoices aggregating $1,698,106 for interior modifications on the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental from 1992 through 1995 to be repaid by Continental with interest over the remaining lease terms of the aircraft. The Partnership's balance sheets reflect the net reimbursable costs incurred of $388,966 and $547,549 as of March 31, 1996 and December 31, 1995, respectively, as notes receivable.

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

The allowances for credit losses on the principal and interest portions due were $1,491,255 and $1,993,095 as of March 31, 1996 and December 31, 1995,
respectively. The unrecognized Deferred Amounts as of March 31, 1996 and December 31, 1995 were $1,461,953 and $1,941,522, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During the three months ended March 31, 1996 and 1995, the Partnership received supplemental payments of $550,116 each period, of which $479,570 and $405,096 was recognized as rental revenue in the three months ended March 31, 1996 and 1995, respectively.

Continental continues to pay all other amounts due under the prior agreement. As of March 31, 1996, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental aircraft finance sale note receivable described in Note 4 or the Continental modification financing note receivable described above, as they are currently deemed to be collectible. The Partnership's rights to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K. The Partnership received an initial payment of $311,111 in February 1995 and has received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The settlement payments are recorded as revenue when received. The Partnership recorded payments of $144,444 and $455,555 as revenue during the three months ended March 31, 1996 and 1995, respectively.


4.    Sale of Aircraft to Continental

The leases of three Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at March 31, 1996 and December 31, 1995 was $673,817 and $998,858, respectively.


5.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                        Three Months Ended       Payable at
                                          March 31, 1996       March 31, 1996
                                          --------------       --------------

Aircraft Management Fees                      $190,478            $ 23,000
Out-of-Pocket Administrative Expense
   Reimbursement                                91,834              62,655
Out-of-Pocket Operating and
   Remarketing Expense Reimbursement            51,189                --
                                              --------            --------

                                              $333,501            $ 85,655
                                              ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 18 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory. The inventoried aircraft have been disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994.


Partnership Operations

The Partnership recorded net income of $1,649,055, or $2.32 per limited partnership unit, for the three months ended March 31, 1996 compared to net income of $564,649, or $0.62 per unit for the same period in 1995.

Rental revenues, net of related management fees, were significantly higher during the first quarter of 1996 as compared to the first quarter of 1995 primarily as a result of an increase in 1996 in rental revenue recognized on the Partnership's leases with TWA. In December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement). That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the deferred rent as rental revenue until it was received, including $1,462,500 deferred in the first three months of 1995.

In consideration for the rent deferral, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its pro-rata share of such payment by TWA. This amount was recognized as other revenue in the first quarter of 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 during the first quarter of 1996.


Liquidity and Cash Distributions

Liquidity - The Partnership has received from Continental all payments due under the modified lease agreement, the aircraft sale agreement, and the settlement agreement for the return of the six Boeing 727-100 aircraft. In addition, payments totaling $390,423 have been received during the first quarter of 1996 from the sale of parts from the nine disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $297,047 as of March 31, 1996.

As discussed above, TWA repaid its deferred rents in full with interest by October 1995. The Partnership also received from TWA warrants to purchase

159,919 shares of TWA Common Stock. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $1,698,057.

As discussed in Note 3 to the financial statements, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership may be required to finance up to an additional $946,346 for new image modifications in the future. As discussed in Note 2 to the financial statements, the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost- sharing agreement, TWA may offset up to an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms. The Partnership's cash reserves are being retained to finance future modification costs for Continental and to meet the obligations under the TWA leases.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1996 and 1995 were $4,750,000, or $9.50 per limited partnership unit and $2,500,000, or $5.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments, modification financing payments and aircraft sale payments from Continental; and the receipt of payments generated from the sale of aircraft inventory.

                           Part II.  Other Information


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1995 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report, but the following new proceedings have been commenced.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

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

                                POLARIS AIRCRAFT INCOME FUND III,
                                A California Limited Partnership
                                (Registrant)
                                By: Polaris Investment
                                    Management Corporation,
                                    General Partner




         May 8, 1996              By:   /S/Marc A. Meiches
- -----------------------------           ------------------
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