Form 10-Q
period 1996-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 1996-08-12
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 1996




                                      INDEX



Part I.    Financial Information                                          Page


        Item 1.   Financial Statements

           a)  Balance Sheets - June 30, 1996 and
               December 31, 1995..............................................3

           b)  Statements of Income - Three and Six Months
               Ended June 30, 1996 and 1995...................................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1995
               and Six Months Ended June 30, 1996.............................5

           d)  Statements of Cash Flows - Six Months
               Ended June 30, 1996 and 1995...................................6

           e)  Notes to Financial Statements..................................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............11



Part II.   Other Information

        Item 1.   Legal Proceedings..........................................13

        Item 6.   Exhibits and Reports on Form 8-K...........................14

        Signature ...........................................................15

                          Part I. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                   June 30,       December 31,
                                                     1996             1995
                                                     ----             ----

ASSETS:

CASH AND CASH EQUIVALENTS                        $ 25,244,058     $ 25,014,205

MARKETABLE SECURITIES, trading                           --          1,659,160

RENT AND OTHER RECEIVABLES                            463,482            8,171

NOTES RECEIVABLE, net of allowance for credit
   losses of $975,569 in 1996 and $1,993,095
   in 1995                                            566,575        1,546,407

AIRCRAFT, net of accumulated depreciation
   of $80,212,873 in 1996 and $75,198,827
   in 1995                                         48,046,616       53,060,662

AIRCRAFT INVENTORY                                    113,220          686,670

OTHER ASSETS                                           26,089           26,089
                                                 ------------     ------------

                                                 $ 74,460,040     $ 82,001,364
                                                 ============     ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                            $    100,192     $    130,584

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                         68,644           84,084

DEFERRED INCOME                                       521,781          521,781
                                                 ------------     ------------

       Total Liabilities                              690,617          736,449
                                                 ------------     ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                 (1,467,766)      (1,392,716)
   Limited Partners, 500,000 units
     issued and outstanding                        75,237,189       82,657,631
                                                 ------------     ------------

       Total Partners' Capital                     73,769,423       81,264,915
                                                 ------------     ------------

                                                 $ 74,460,040     $ 82,001,364
                                                 ============     ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                            --------             --------

                                         1996       1995      1996       1995
                                         ----       ----      ----       ----
REVENUES:
   Rent from operating leases        $3,829,753 $4,442,594 $7,639,323 $6,715,190
   Interest                             381,628    580,345    801,936  1,013,505
   Lessee settlement                       --      216,667    144,444    672,222
   Other                                   --         --       38,898    157,609
                                     ---------- ---------- ---------- ----------

         Total Revenues               4,211,381  5,239,606  8,624,601  8,558,526
                                     ---------- ---------- ---------- ----------

EXPENSES:
   Depreciation                       2,507,023  2,565,244  5,014,046  5,130,488
   Management fees to general partner   191,488    222,130    381,966    335,760
   Operating                              5,857     13,869      9,661     21,762
   Administration and other              96,004     77,692    158,864    145,196
                                     ---------- ---------- ---------- ----------

         Total Expenses               2,800,372  2,878,935  5,564,537  5,633,206
                                     ---------- ---------- ---------- ----------

NET INCOME                           $1,411,009 $2,360,671 $3,060,064 $2,925,320
                                     ========== ========== ========== ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER               $  489,063 $  273,581 $  980,506 $  529,203
                                     ========== ========== ========== ==========

NET INCOME ALLOCATED
   TO  LIMITED PARTNERS              $  921,946 $2,087,090 $2,079,558 $2,396,117
                                     ========== ========== ========== ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                  $     1.84 $     4.17 $     4.16 $     4.79
                                     ========== ========== ========== ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1995 and
                                           Six Months Ended June 30, 1996
                                           ------------------------------

                                         General      Limited
                                         Partner      Partners         Total
                                         -------      --------         -----

Balance, December 31, 1994           $ (1,346,583)  $ 87,213,552   $ 85,866,969

   Net income                           1,203,867      6,694,079      7,897,946

   Cash distributions to partners      (1,250,000)   (11,250,000)   (12,500,000)
                                     ------------   ------------   ------------

Balance, December 31, 1995             (1,392,716)    82,657,631     81,264,915

   Net income                             980,506      2,079,558      3,060,064

   Cash distributions to partners      (1,055,556)    (9,500,000)   (10,555,556)
                                     ------------   ------------   ------------

Balance, June 30, 1996               $ (1,467,766)  $ 75,237,189   $ 73,769,423
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                          1996         1995
                                                          ----         ----
OPERATING ACTIVITIES:
    Net income                                       $  3,060,064 $  2,925,320
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                      5,014,046    5,130,488
      Changes in operating assets and liabilities:
         Decrease in marketable securities, trading     1,659,160         --
         Decrease (increase) in rent and other
            receivables                                  (455,311)      25,551
         Decrease in payable to affiliates                (30,392)     (11,307)
         Increase (decrease) in accounts payable
            and accrued liabilities                       (15,440)      63,554
         Increase in deferred income                         --        460,000
                                                     ------------ ------------

            Net cash provided by operating activities   9,232,127    8,593,606
                                                     ------------ ------------

INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft inventory          582,732      752,626
    Inventory disassembly costs                            (9,282)    (122,693)
    Increase in notes receivable                             --       (499,868)
    Principal payments on notes receivable                979,832      875,211
                                                     ------------ ------------

            Net cash provided by investing activities   1,553,282    1,005,276
                                                     ------------ ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                    (10,555,556)  (5,555,555)
                                                     ------------ ------------

            Net cash used in financing activities     (10,555,556)  (5,555,555)
                                                     ------------ ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                           229,853    4,043,327

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                25,014,205   15,810,799
                                                     ------------ ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $ 25,244,058 $ 19,854,126
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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. Marketable Securities, trading (Note 2) were carried at fair value, which was determined based on quoted market prices. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the notes receivable from Continental Airlines, Inc. (Continental) for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of June 30, 1996, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $0.9 million. The carrying value of the Partnership's remaining notes receivable discussed in Notes 2 and 4 approximate their estimated fair value.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first two quarters of 1996.


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

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 of $1,659,160 is reflected in the accompanying December 31, 1995 balance sheet. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 in the first quarter of 1996.


3.     Continental Lease Modification

As discussed in the Form 10-K, the leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement stipulates that the Partnership pay certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in Note 1. The Partnership has approved invoices aggregating $1,698,106 for interior modifications on the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental from 1992 through 1995 to be repaid by Continental with interest over the remaining lease terms of the aircraft. The Partnership's balance sheets reflect the net reimbursable costs incurred of $225,578 and $547,549 as of June 30, 1996 and December 31, 1995, respectively, as notes receivable.

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

The allowances for credit losses on the principal and prior interest portions due were $975,569 and $1,993,095 as of June 30, 1996 and December 31, 1995,
respectively. The unrecognized Deferred Amounts as of June 30, 1996 and December 31, 1995 were $962,200 and $1,941,522, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During the six months ended June 30, 1996 and 1995, the Partnership received supplemental payments of $1,100,233 and $1,283,605, respectively, of which $979,323 and $972,886 was recognized as rental revenue in the six months ended June 30, 1996 and 1995, respectively.

Continental continues to pay all other amounts due under the prior agreement. As of June 30, 1996, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental aircraft finance sale note receivable described in Note 4 or the Continental modification financing note receivable described above, as they are currently deemed to be collectible. The Partnership's rights to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The settlement payments were recorded as revenue when received. The Partnership recorded payments of $144,444 and $672,222 as revenue during the six months ended June 30, 1996 and 1995, respectively.


4.     Sale of Aircraft to Continental

In May 1994, the Partnership sold three Boeing 727-200 aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and has received all scheduled payments due under the note. The note receivable balance at June 30, 1996 and December 31, 1995 was $340,997 and $998,858, respectively.


5.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                        Three Months Ended    Payable at
                                           June 30, 1996     June 30, 1996
                                           -------------     -------------

Aircraft Management Fees                      $191,488          $ 23,000
Out-of-Pocket Administrative Expense
   Reimbursement                                71,033            77,192
Out-of-Pocket Operating and
   Remarketing Expense Reimbursement             9,509              --
                                              --------          --------

                                              $272,030          $100,192
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


Partnership Operations

The Partnership recorded net income of $1,411,009, or $1.84 per limited partnership unit, for the three months ended June 30, 1996 compared to net income of $2,360,671, or $4.17 per unit for the same period in 1995. The Partnership recorded net income of $3,060,064, or $4.16 per limited partnership unit, for the six months ended June 30, 1996 compared to net income of $2,925,320, or $4.79 per unit for the same period in 1995.

Operating results for the six months ended June 30, 1995 were negatively impacted by a decrease in rental revenue recognized during the first three months of 1995 on the Partnership's leases with TWA. In December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement). That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the deferred rent as rental revenue until it was received, including $1,462,500 deferred in the first three months of 1995. TWA repaid the deferred rent in full from May 1995 through October 1995.

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

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership recorded payments of $144,444 and $672,222 as revenue during the six months ended June 30, 1996 and 1995, respectively.

Liquidity and Cash Distributions

Liquidity - The Partnership has received all payments due from Continental under the modified lease agreement, the aircraft sale agreement, and the settlement agreement for the return of the six Boeing 727-100 aircraft. In addition, payments totaling $582,732 have been received during the first two quarters of 1996 from the sale of parts from the nine disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $113,220 as of June 30, 1996.

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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1996 and 1995 were $4,750,000, or $9.50 per limited partnership unit and $2,500,000, or $5.00 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1996 and 1995 were $9,500,000, or $19.00 per limited partnership unit and $5,000,000, or $10.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments, modification financing payments and aircraft sale payments from Continental; and the receipt of payments generated from the sale of aircraft inventory.


TWA Leases

GECAS, on behalf of the Partnership, is negotiating with TWA regarding the acquisition of noise-suppression devices, commonly known as "hushkits", for 10 of the 13 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft owned by affiliates of the General Partner and leased to TWA. The hushkits would recondition the aircraft so as to meet Stage 3 noise level restrictions, which are discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. The anticipated cost of the hushkit reconditioning is approximately $1.6 million per aircraft, approximately $300,000 of which will be paid out of the Partnership's cash reserves and the balance of which will be financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per year.

It is anticipated that the leases for these 10 aircraft would be extended for a period of eight years from the date of installation or purchase of the hushkits, and the rent payable by TWA under the leases would be increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay during the term of the leases the amount borrowed. The loan from the engine/hushkit manufacturer would be non-recourse to the Partnership and secured by a security interest in the leases.

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1996, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Trans World Airlines, Inc. (TWA) - On May 2, 1996, the United States Bankruptcy Court for the Northern District of California issued a notice of final decree declaring that the estate of TWA had been fully administered and that TWA's proceedings under Chapter 11 of the United States Bankruptcy Code were closed.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bishop v. Kidder Peabody & Co., Incorporated et al. - On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion.

Weisl et al. v. Polaris Holding Company et al. - On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The case has been set for trial on November 11, 1996.

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

                                       POLARIS AIRCRAFT INCOME FUND III,
                                       A California Limited Partnership
                                       (Registrant)
                                       By:  Polaris Investment
                                            Management Corporation,
                                            General Partner




         August 8, 1996                     By: /S/Marc A. Meiches
- --------------------------------                ------------------
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