Form 10-Q
period 1996-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 1996-11-14
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1996




                                      INDEX



Part I.    Financial Information                                    Page


        Item 1.   Financial Statements

           a)  Balance Sheets - September 30, 1996 and
               December 31, 1995.....................................3

           b)  Statements of Income - Three and Nine Months
               Ended September 30, 1996 and 1995.....................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1995
               and Nine Months Ended September 30, 1996..............5

           d)  Statements of Cash Flows - Nine Months
               Ended September 30, 1996 and 1995.....................6

           e)  Notes to Financial Statements.........................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....11



Part II.   Other Information

        Item 1.   Legal Proceedings.................................13

        Item 5.   Other Information.................................14

        Item 6.   Exhibits and Reports on Form 8-K..................14

        Signature ..................................................15

                          Part I. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                   September 30,   December 31,
                                                        1996           1995
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 25,074,926   $ 25,014,205

MARKETABLE SECURITIES, trading                              --        1,659,160

RENT AND OTHER RECEIVABLES                               460,782          8,171

NOTES RECEIVABLE, net of allowance for credit
   losses of $445,645 in 1996 and $1,993,095 in 1995      57,239      1,546,407

AIRCRAFT, net of accumulated depreciation
   of $82,719,896 in 1996 and $75,198,827 in 1995     45,539,593     53,060,662

AIRCRAFT INVENTORY                                          --          686,670

OTHER ASSETS                                              26,089         26,089
                                                    ------------   ------------

                                                    $ 71,158,629   $ 82,001,364
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    104,411   $    130,584

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            51,381         84,084

DEFERRED INCOME                                          521,781        521,781
                                                    ------------   ------------

       Total Liabilities                                 677,573        736,449
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (1,500,692)    (1,392,716)
   Limited Partners, 500,000 units
     issued and outstanding                           71,981,748     82,657,631
                                                    ------------   ------------

       Total Partners' Capital                        70,481,056     81,264,915
                                                    ------------   ------------

                                                    $ 71,158,629   $ 82,001,364
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                                     POLARIS AIRCRAFT INCOME FUND III,
                                      A California Limited Partnership

                                            STATEMENTS OF INCOME
                                                (Unaudited)


                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                                    -------------                    -------------

                                               1996             1995             1996             1995
                                               ----             ----             ----             ----
REVENUES:
   Rent from operating leases              $ 3,850,601      $ 4,817,966      $11,489,924      $11,533,156
   Interest                                    350,821          479,715        1,152,757        1,493,220
   Lessee settlement                              --            216,666          144,444          888,888
   Other                                         5,222             --             44,120          157,609
                                           -----------      -----------      -----------      -----------

     Total Revenues                          4,206,644        5,514,347       12,831,245       14,072,873
                                           -----------      -----------      -----------      -----------

EXPENSES:
   Depreciation                              2,507,023        2,565,245        7,521,069        7,695,733
   Management fees to general partner          192,530          240,898          574,496          576,658
   Operating                                     2,777           10,272           12,438           32,034
   Administration and other                     70,459           81,089          229,323          226,285
                                           -----------      -----------      -----------      -----------

     Total Expenses                          2,772,789        2,897,504        8,337,326        8,530,710
                                           -----------      -----------      -----------      -----------

NET INCOME                                 $ 1,433,855      $ 2,616,843      $ 4,493,919      $ 5,542,163
                                           ===========      ===========      ===========      ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                     $   439,296      $   276,144      $ 1,419,802      $   805,347
                                           ===========      ===========      ===========      ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                     $   994,559      $ 2,340,699      $ 3,074,117      $ 4,736,816
                                           ===========      ===========      ===========      ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                        $      1.99      $      4.68      $      6.15      $      9.47
                                           ===========      ===========      ===========      ===========

                       The accompanying notes are an integral part of these statements.

                                                         4

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                       Nine Months Ended September 30, 1996
                                       ------------------------------------

                                      General       Limited
                                      Partner       Partners          Total
                                      -------       --------          -----

Balance, December 31, 1994        $ (1,346,583)   $ 87,213,552    $ 85,866,969

   Net income                        1,203,867       6,694,079       7,897,946

   Cash distributions to partners   (1,250,000)    (11,250,000)    (12,500,000)
                                  ------------    ------------    ------------

Balance, December 31, 1995          (1,392,716)     82,657,631      81,264,915

   Net income                        1,419,802       3,074,117       4,493,919

   Cash distributions to partners   (1,527,778)    (13,750,000)    (15,277,778)
                                  ------------    ------------    ------------

Balance, September 30, 1996       $ (1,500,692)   $ 71,981,748    $ 70,481,056
                                  ============    ============    ============


        The accompanying notes are an integral part of these statements.

                             POLARIS AIRCRAFT INCOME FUND III,
                             A California Limited Partnership

                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                                 Nine Months Ended September 30,
                                                                 -------------------------------

                                                                      1996              1995
                                                                      ----              ----
OPERATING ACTIVITIES:
    Net income                                                  $  4,493,919       $  5,542,163
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                 7,521,069          7,695,733
      Changes in operating assets and liabilities:
         Decrease in marketable securities, trading                1,659,160               --
         Decrease (increase) in rent and other receivables          (452,611)            15,130
         Increase in other assets                                       --              (43,169)
         Decrease in payable to affiliates                           (26,173)           (10,070)
         Increase (decrease) in accounts payable
            and accrued liabilities                                  (32,703)            22,997
                                                                ------------       ------------

            Net cash provided by operating activities             13,162,661         13,222,784
                                                                ------------       ------------

INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft inventory                     695,952          1,179,872
    Inventory disassembly costs                                       (9,282)          (156,718)
    Increase in notes receivable                                        --             (499,868)
    Principal payments on notes receivable                         1,489,168          1,231,526
                                                                ------------       ------------

            Net cash provided by investing activities              2,175,838          1,754,812
                                                                ------------       ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                               (15,277,778)        (8,333,333)
                                                                ------------       ------------

            Net cash used in financing activities                (15,277,778)        (8,333,333)
                                                                ------------       ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                                       60,721          6,644,263

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                           25,014,205         15,810,799
                                                                ------------       ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                               $ 25,074,926       $ 22,455,062
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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the notes receivable from Continental Airlines, Inc. (Continental) for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of September 30, 1996, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $0.41 million.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first three quarters of 1996.


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


3.     Continental Lease Modification

As discussed in the Form 10-K, the leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement stipulates that the Partnership pay certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in Note 1. The Partnership has approved invoices aggregating $1,698,106 for interior modifications on the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental from 1992 through 1995 to be repaid by Continental with interest over the remaining lease terms of the aircraft. The Partnership's balance sheets reflect the net reimbursable costs incurred of $57,239 and $547,549 as of September 30, 1996 and December 31, 1995, respectively, as notes receivable.

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

The allowances for credit losses on the principal and prior interest portions due were $445,645 and $1,993,095 as of September 30, 1996 and December 31, 1995, respectively. The unrecognized Deferred Amounts as of September 30, 1996 and December 31, 1995 were $441,599 and $1,941,522, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During the nine months ended September 30, 1996 and 1995, the Partnership received supplemental payments of $1,650,349 each period, of which $1,499,923 and $1,269,029 was recognized as
rental  revenue  in  the  nine  months  ended   September  30,  1996  and  1995,
respectively.

Continental continues to pay all other amounts due under the prior agreement. As of September 30, 1996, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the Continental modification financing note receivable described above, as it is currently deemed to be collectible. The Partnership's rights to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The settlement payments were recorded as revenue when received. The Partnership recorded payments of $144,444 and $888,888 as revenue during the nine months ended September 30, 1996 and 1995, respectively.


4.     Sale of Aircraft to Continental

In May 1994, the Partnership sold three Boeing 727-200 aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership recorded a note receivable for the sales price and agreed to accept payment in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The note receivable balance at December 31, 1995 was $998,858. The Partnership has received all scheduled payments due under the note, which was paid in full by Continental in September 1996.


5.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for the
                                        Three Months Ended       Payable at
                                        September 30, 1996   September 30, 1996
                                        ------------------   ------------------

Aircraft Management Fees                     $192,530            $ 23,000
Out-of-Pocket Administrative Expense
  Reimbursement                                86,279              81,411
                                             --------            --------

                                             $278,809            $104,411
                                             ========            ========


6.     Subsequent Event

Continental Lease Extension - The leases of five Boeing 727-200 Advanced aircraft with Continental were originally scheduled to expire in October 1996. Continental extended the leases for the five aircraft for a two-year term through October 1998 at the current market lease rate, which is approximately 76% of the prior lease rate.

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


Remarketing Update

Continental Lease Extension - The leases of five Boeing 727-200 Advanced aircraft with Continental were originally scheduled to expire in October 1996. Continental extended the leases for the five aircraft for a two-year term through October 1998 at the current market lease rate, which is approximately 76% of the prior lease rate.


Partnership Operations

The Partnership recorded net income of $1,433,855, or $1.99 per limited partnership unit, for the three months ended September 30, 1996 compared to net income of $2,616,843, or $4.68 per unit for the same period in 1995. The Partnership recorded net income of $4,493,919, or $6.15 per limited partnership unit, for the nine months ended September 30, 1996 compared to net income of $5,542,163, or $9.47 per unit for the same period in 1995. The decline in operating results during 1996 as compared to 1995 is primarily the result of higher total revenues recognized by the Partnership in 1995.

In December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement). That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the deferred rent as rental revenue until it was received, including $1,462,500 deferred in the first three months of 1995. TWA repaid the deferred rent in full from May 1995 through October 1995, which resulted in increased rental revenues recognized by the Partnership during the third quarter of 1995.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership recorded payments of $144,444 and $888,888 as revenue during the nine months ended September 30, 1996 and 1995, respectively.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all payments due from Continental under the modified lease agreement, the aircraft sale agreement, and the settlement agreement for the return of the six Boeing 727-100 aircraft. In addition, payments totaling $701,174 have been received during the first three quarters of 1996 from the sale of parts from the nine disassembled aircraft. The Partnership applied $695,952 of these payments against aircraft inventory, reducing the net book value of the Partnership's aircraft inventory to zero as of September 30, 1996. Payments of $5,222 in excess of the aircraft net book value were recorded as gain on sale of aircraft inventory during the three months ended September 30, 1996.

As discussed in Note 3 to the financial statements, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership may be required to finance up to an additional $946,346 for new image modifications completed prior to November 1, 1996, if any. As discussed in Note 2 to the financial statements, the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms. The Partnership's cash reserves are being retained to finance future modification costs for Continental and to meet the obligations under the TWA leases.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1996 and 1995 were $4,250,000, or $8.50 per limited partnership unit and $2,500,000, or $5.00 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1996 and 1995 were $13,750,000, or $27.50 per limited partnership unit and $7,500,000, or $15.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft; continued receipt of the renegotiated rental payments from Continental and TWA; and the receipt of the deferred rental payments and modification financing payments from Continental.


TWA Leases

GECAS, on behalf of the Partnership, is negotiating with TWA regarding the acquisition of noise-suppression devices, commonly known as "hushkits", for 10 of the 13 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft owned by affiliates of the General Partner and leased to TWA. The hushkits would recondition the aircraft so as to meet Stage 3 noise level restrictions, which are discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. The anticipated cost of the hushkit reconditioning is approximately $1.6 million per aircraft, approximately $300,000 of which will be paid out of the Partnership's cash reserves and the balance of which will be financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per year. Such financing agreements may also require the Partnership to maintain a minimum level of working capital reserves and, in the event of any shortfall of such minimum levels, cash distributions may be restricted.

It is anticipated that the leases for the Partnership's 10 aircraft would be extended for a period of eight years from the date of installation or purchase of the hushkits, and the rent payable by TWA under the leases would be increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay during the term of the leases the amount borrowed. The loan from the engine/hushkit manufacturer would be non-recourse to the Partnership and secured by a security interest in the leases.

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1996 and June 30, 1996, there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments during the period covered by this report with respect to any of the actions described in Item 10 in Part III of the Partnership's 1995 Form 10-K and Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Wilson et al. v. Polaris Holding Company et al. - On October 1, 1996, a complaint was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants time to answer or otherwise respond to the complaint is November 18, 1996.

B&L Industries, Inc. et al. v. Polaris Holding Company et al. - On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on January 16, 1997.

In re Prudential Securities Inc. Limited Partnerships Litigation - The trial, which was scheduled for November 11, 1996, has not proceeded and no new trial date has been set.

Item 5.    Other Information

James W. Linnan resigned as Director and President of Polaris Investment Management Corporation effective December 31, 1996. Mr. Linnan's replacement has not presently been named. Mr. Linnan will continue to serve in those capacities through the effective date of his resignation.



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




        November 12, 1996                  By:  /S/Marc A. Meiches
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