Form 10-K
period 1996-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 1997-03-31
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K

                           ---------------------------


          _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                    For the transition period from ___ to ___

                          Commission File No. 33-10122

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                           94-3023671
         -------------------------------        -----------------------
         (State or other jurisdiction of        (IRS Employer I.D. No.)
          incorporation or organization)

      201 Mission Street, 27th Floor, San Francisco, California     94105
      ---------------------------------------------------------   --------
            (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (415) 284-7400

       Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    Documents incorporated by reference: None

                       This document consists of 50 pages.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Continental Airlines, Inc. (Continental) and Trans World Airlines, Inc. (TWA) as of December 31, 1996:

                                         Number of     Lease
Lessee               Aircraft Type       Aircraft    Expiration  Renewal Options
------               -------------       --------    ----------  ---------------

Continental    Boeing 727-200 Advanced       5        10/98 (1)        none

TWA            McDonnell Douglas DC-9-30     3         2/98 (2)        none
TWA            McDonnell Douglas DC-9-30    10        11/04 (2)        none

(1) The Continental leases were modified in 1991. The leases for the Boeing 727-200 Advanced aircraft were extended for 37 months beyond the initial lease expiration date in September 1993 at approximately 90% of the original lease rates. The Partnership also agreed to pay for certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. In 1996, Continental extended the leases for a two year term until October 1998 at approximately 76% of the previous rate.

(2) TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 3 aircraft is February 1998 and the average date for the 10 aircraft is November 2004. The TWA leases were modified in 1991 and were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms.

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

         GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 10 of the 13 Partnership aircraft currently on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 10 aircraft were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. The installation of the 10 hushkits was completed on the Partnership's aircraft in November 1996 and the leases for these 10 aircraft were extended for a period of eight years until November 2004.

The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory in 1992. The three McDonnell Douglas DC-9-10 aircraft have been disassembled for sale of their component parts. Disassembly of the six Boeing 727-100 aircraft commenced in December 1994. The leases for three Boeing 727-200 aircraft to Continental expired in April 1994. These aircraft were subsequently sold to Continental.

Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration
(FAA) Stage 3 noise  restrictions as discussed in the Industry Update section of
Item 7. Older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. In 1996, several airline accidents have also impacted the market for older Stage 2 aircraft. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

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

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with

Stage 3 noise restrictions at a cost of approximately $1.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control, and structural inspection and modification as discussed in the Industry Update section of Item 7.


Item 2.       Properties

At December 31, 1996, PAIF-III owns a portfolio of 18 commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to TWA and five Boeing 727 Series 200 Advanced aircraft leased to Continental. All leases are operating leases. In 1992, the Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway, and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory. The inventoried aircraft, which are not included in the following table, have been disassembled for sale of their component parts.

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

                                                  Year of           Cycles
Aircraft Type                   Serial Number   Manufacture   As of 10/31/96 (1)
-------------                   -------------   -----------   ------------------
Boeing 727-200 Advanced             21247          1976             33,268
Boeing 727-200 Advanced             21248          1976             32,648
Boeing 727-200 Advanced             21249          1976             32,612
Boeing 727-200 Advanced             21363          1977             31,348
Boeing 727-200 Advanced             21366          1977             31,106
McDonnell Douglas DC-9-30           47028          1967             82,037
McDonnell Douglas DC-9-30           47029          1967             81,195
McDonnell Douglas DC-9-30           47030          1967             81,386
McDonnell Douglas DC-9-30           47095          1967             77,170
McDonnell Douglas DC-9-30           47109          1968             80,204
McDonnell Douglas DC-9-30           47134          1967             76,439
McDonnell Douglas DC-9-30           47136          1968             76,857
McDonnell Douglas DC-9-30           47172          1968             77,489
McDonnell Douglas DC-9-30           47173          1968             80,324
McDonnell Douglas DC-9-30           47248          1968             84,156
McDonnell Douglas DC-9-30           47250          1968             81,539
McDonnell Douglas DC-9-30           47344          1969             78,020
McDonnell Douglas DC-9-30           47491          1970             73,553

(1)      Cycle information as of 12/31/96 was not available.

Item 3.       Legal Proceedings

Continental Airlines, Inc. (Continental) Bankruptcy - On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiaries, including Continental, filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Polaris Aircraft Income Fund III (the Partnership) filed an administrative claim for the fair rental value of aircraft operated by Continental during the bankruptcy period and a general unsecured claim for the rental value of aircraft that were not so operated. The Bankruptcy Court approved a negotiated agreement between Continental and the Partnership on August 23, 1991, and Continental emerged from bankruptcy under a plan of reorganization approved by the Bankruptcy Court effective April 28, 1993. On January 30, 1995, the Bankruptcy Court approved a stipulation between Continental and the Partnership settling the Partnership's administrative expense priority claims against Continental with respect to certain Boeing 727-100 aircraft that Continental returned to the Partnership in January 1992. Continental paid the Partnership an aggregate amount of $1.3 million. The Partnership received an initial payment of approximately $311,000 in February 1995 and received the balance of the settlement in equal monthly installments through February 1996, with respect to the Partnership's administrative priority claims pursuant to the terms of the stipulation.

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

Trans World Airlines, Inc. (TWA) - On June 30, 1995, TWA filed a reorganization proceeding under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Immediately before the filing, the Partnership and TWA entered into an Amended Deferral Agreement, pursuant to which TWA agreed to bring lease rents current over a period of several months and to confirm all of its leases with the Partnership. As agreed, TWA proposed a plan of reorganization in which, among other things, it confirmed all of its leases with the Partnership, and the plan was confirmed by the Bankruptcy Court on August 4, 1995. TWA has emerged from its bankruptcy proceeding and has repaid all outstanding rent deferrals in accordance with its commitment to the Partnership and in accordance with its plan of reorganization. TWA has since remained current on all of its payment obligations to the Partnership. On May 2, 1996, the United States Bankruptcy Court for the Eastern District of Missouri issued a notice of final decree declaring that the estate of TWA had been fully administered and that TWA's proceedings under Chapter 11 of the United States Bankruptcy Code was closed.

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

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date. On January 9, 1997, the trial court issued a scheduling order setting a July 21, 1997 trial date.

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

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs, who did not accept the settlement with the non-Prudential defendants, that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed.

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

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions.



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

b)       Number of Security Holders:

                                                       Number of Record Holders
                    Title of Class                     as of December 31, 1996
         -----------------------------------         ---------------------------

          Depository Units Representing Assignments             17,660
          of Limited Partnership Interests:

          General Partnership Interest:                              1


c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 1996 and 1995 totaled $18,875,000 and $11,250,000 respectively. Cash distributions per limited partnership unit were $37.75 and $22.50 in 1996 and 1995, respectively.

Item 6.           Selected Financial Data

                                                            For the years ended December 31,

                                  1996            1995           1994            1993           1992
                                  ----            ----           ----            ----           ----
Revenues                    $  17,077,758   $  21,096,762  $  13,486,506   $  20,500,665  $  16,910,098

Net Income (Loss)              (6,803,529)      7,897,946       (181,996)      2,707,789     (4,800,779)

Net Income (Loss)
  allocated to Limited
  Partners                     (8,622,805)      6,694,079     (2,679,926)      1,430,836     (5,752,671)

Net Income (Loss) per
  Limited Partnership Unit         (17.25)          13.39          (5.36)           2.86         (11.51)

Cash Distributions per
  Limited Partnership
  Unit                              37.75           22.50          50.00           25.00          20.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                 37.75           22.50          50.00           25.00          20.00

Total Assets                   67,014,686      82,001,364     86,552,826     114,953,271    128,585,579

Partners' Capital              53,489,164      81,264,915     85,866,969     113,826,743    125,007,844


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

                                                                  9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1996, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 18 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 13 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory. The inventoried aircraft have been disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold one former Continental DC-9-10 aircraft in December 1992, one former Midway DC-9-10 aircraft in January 1993, one former Aero California S.A. de C.V. DC-9-10 aircraft in September 1993, five of the former Continental DC-9-10 aircraft at various dates in 1993, and three former Continental Boeing 727-200 aircraft in May 1994.


Remarketing Update

Continental Lease Extension - The leases of five Boeing 727-200 Advanced aircraft to Continental expired in October 1996. Continental extended the leases for a two year term through October 1998 at the current market rate, which is approximately 76% of the prior lease rate.

TWA Lease Extension - GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 10 of the 13 Partnership aircraft currently on lease to TWA. The 10 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Installation of the 10 hushkits on the Partnership's aircraft was completed in November 1996 and the leases for these 10 aircraft were extended for a period of eight years until November 2004.

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of 10% per annum. The balance of the note payable at December 31, 1996 was $12,907,278. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables.

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 8 of the Partnership's 18 aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $10,947,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,233,289 of the Purchase Price in cash at the closing and the balance of $9,713,711 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the

Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (I) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $956,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $26,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction,, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


Partnership Operations

The Partnership recorded a net loss of $6,803,529, or $17.25 per limited partnership unit for the year ended December 31, 1996, compared to net income of $7,897,946, or $13.39 per limited partnership unit, and a net loss of $181,996, or $5.36 per limited partnership unit, for the years ended December 31, 1995 and 1994, respectively. The net loss for 1994 resulted primarily from the loss of $3,588,919 recorded on the sale of three Boeing 727-200 aircraft to Continental combined with a reduction in rental revenue recognized on the leases with TWA and operating expenses incurred from the TWA leases. The improvement in operating results in 1995 was primarily the result of substantially increased revenues resulting from collection of rents deferred in 1994 combined with lower operating expenses and partially offset by increased depreciation expense in 1995 as compared to 1994. The net loss in 1996 resulted primarily from substantially increased depreciation expense.

Rental revenues, net of related management fees, declined in 1996 as compared to 1995 due to the extension of the Continental leases at a current market rate that was lower than the prior lease rate. Additionally, TWA rental revenues were higher in 1995 due to the receipt, during 1995, of certain deferred rental amounts from 1994 as discussed below. Rental revenues, net of related management fees, increased during 1995 as compared to 1994. As discussed below, in December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA. That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the rental amount deferred in 1994 of $1,137,500 as rental revenue until it was received in 1995. The Partnership has received from TWA all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments were paid in full beginning in May 1995 through October 1995, including interest at a rate of 12% per annum.

In consideration for the rent deferral, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,247,768 as revenue in 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $409,792 in 1995. In 1996, the Partnership sold its TWA Common Stock.

Further impacting the increased revenues in 1995 as compared to 1994, in January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership has received all payments due from Continental for the settlement, which were recorded as revenue when received. The Partnership recorded payments of $1,105,556 and $144,444 as other revenue during 1995 and 1996, respectively.

During 1994, the Partnership recognized as revenue $400,000 that it had previously held as maintenance reserves relating to two aircraft formerly on lease to Continental.

Operating expenses decreased in 1996 and 1995 as compared to 1994. As part of the TWA lease extension in 1991 as discussed in Note 4 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, the Partnership recognized as operating expense $2.6 million of these expenses during 1994. No operating expenses relating to the TWA aircraft were recognized by the Partnership during 1995 and 1996.

The Partnership recognized substantially higher depreciation expense in 1996 and 1995 as compared to the prior years. As discussed in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used by the Partnership of approximately $12.5 million and $1.8 million in 1996 and 1995 as increased depreciation expense. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 11, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996, 1995 and 1994 and the downward adjustments to the estimated residual values recorded in 1995 and 1994 as discussed later in the Industry Update section.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all payments due from Continental under the modified lease agreement, the aircraft sale agreement, and the settlement agreement for the return of the six Boeing 727- 100 aircraft. In addition, payments totaling $902,734, $1,915,820 and $748,740 were received during 1996, 1995 and 1994, respectively, from the sale of parts from the nine disassembled aircraft and have been applied against aircraft inventory. The remaining net book value of the Partnership's aircraft inventory was fully recovered during 1996.

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

As discussed in Note 6 to the financial statements (Item 8), the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed $315,145 and $165,937 for new image modifications during 1994 and 1993, respectively. As discussed above and in Note 4 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost- sharing agreement, TWA may offset up to an additional $1.95 million against rental payments, subject to annual limitations, over the remaining lease terms. The Partnership's cash reserves are being retained to finance future modification costs for Continental and to meet the potential obligations under the TWA leases.

Cash Distributions - Cash distributions to limited partners were $18,875,000, $11,250,000, and $25,000,000, and in 1996, 1995 and 1994, respectively. Cash distributions per limited partnership unit totaled $37.75, $22.50, and $50.00 in 1996, 1995 and 1994, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft; continued receipt of the renegotiated rental payments from Continental and TWA; the receipt of the deferred rental payments from Continental; the receipt of modification financing payments from Continental; the receipt of payments from Continental for the sale of three Boeing 727-200 aircraft; the receipt of payments generated from the aircraft disassembly process; the receipt of payments from Continental as settlement for the return of six Boeing 727-100 aircraft.


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

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $881,480 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was paid in full to the Partnership on October 2, 1995. TWA has been current with its obligation to the Partnership since August 1995. While TWA has committed to an uninterrupted flow of lease payments, there can be no assurance that TWA will continue to honor its obligations in the future.

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,247,768 as revenue in the 1995 statement of operations. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and recognized a gain on the value of the warrants of $409,792 in the 1995 statement of operations. The TWA Common Stock was classified as trading securities in 1995 because the Partnership intended to sell the stock in the near term. The fair market value of the TWA stock at December 31, 1995 of $1,659,160 is reflected in the Partnership's December 31, 1995 balance sheet (Item 8). The Partnership sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $1,698,057.


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

In 1996, the manufacturer proposed certain Boeing 737 rudder system product improvements of which some will be mandated by the FAA. Airworthiness Directives issued in the last quarter of 1996 and the first quarter of 1997 on this subject have not been of significant maintenance cost impact. The cost of compliance with future FAA maintenance requirements not yet issued is not determinable at this time.

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

Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. Hushkits were added to 10 of the Partnership's Stage 2 aircraft in 1996. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner has evaluated the potential benefits of installing hushkits on some or all of the Partnership's aircraft. It is unlikely that the Partnership would incur such costs unless they can be substantially recovered through a lease.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed period 1991 to 1994.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control, and structural inspection and modification as previously discussed.

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased. As a result of the 1994 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $1,227,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft. As a result of the 1995 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $194,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $12.5 million and $1.8 million, or $24.95 and $3.54 per limited Partnership unit, of this deficiency as increased depreciation expense in 1996 and 1995. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 11, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, and then deducted this amount from the carrying value of the aircraft. The partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies. The deficiency in 1995 was generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft recorded in 1995 (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values recorded in 1995 (which has the effect of increasing future depreciation expense). The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $194,000 in 1996.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

The Partnership periodically reviews its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method previously applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership's leases expire between October 1998 and November 2004 To the extent that the Partnership's Boeing and McDonnell Douglas aircraft continue to be significantly affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.       Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners  of
Polaris  Aircraft  Income  Fund III,
A  California  Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



San Francisco, California,
    March 3, 1997

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                                         1996           1995
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 20,229,105   $ 25,014,205

MARKETABLE SECURITIES, trading                              --        1,659,160

RENT AND OTHER RECEIVABLES                               351,508          8,171

NOTES RECEIVABLE, net of allowance for credit
  losses of $160,571 in 1996 and $1,993,095 in 1995         --        1,546,407

AIRCRAFT, net of accumulated depreciation
of $97,860,513 in 1996 and $75,198,827 in 1995        46,329,798     53,060,662

AIRCRAFT INVENTORY                                          --          686,670

OTHER ASSETS                                             104,275         26,089
                                                    ------------   ------------

                                                    $ 67,014,686   $ 82,001,364
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     86,005   $    130,584

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                             72,159         84,084

DEFERRED INCOME                                          460,080        521,781

NOTES PAYABLE                                         12,907,278           --
                                                    ------------   ------------

       Total Liabilities                              13,525,522        736,449
                                                    ------------   ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (1,670,662)    (1,392,716)
  Limited Partners, 500,000 units
     issued and outstanding                           55,159,826     82,657,631
                                                    ------------   ------------

       Total Partners' Capital                        53,489,164     81,264,915
                                                    ------------   ------------

                                                    $ 67,014,686   $ 82,001,364
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                            1996          1995          1994
                                            ----          ----          ----

REVENUES:
    Rent from operating leases        $ 15,230,936   $ 16,186,560  $ 15,023,940
    Interest                             1,438,839      1,989,518     1,651,485
    Gain on sale of aircraft inventory     206,781           --            --
    Lessee settlements                     144,444      1,263,124       400,000
    Loss on sale of aircraft                  --             --      (3,588,919)
    Receipt of lessee stock warrants          --        1,247,768          --
    Gain on trading securities              38,898        409,792          --
    Other                                   17,860           --            --
                                      ------------   ------------  ------------

         Total Revenues                 17,077,758     21,096,762    13,486,506
                                      ------------   ------------  ------------

EXPENSES:
    Depreciation                        22,661,686     12,031,947     9,891,093
    Management fees to general partner     761,547        809,328       738,809
    Interest                               122,197           --            --
    Operating                               24,549         29,282     2,745,928
    Administration and other               311,308        328,259       292,672
                                      ------------   ------------  ------------

         Total Expenses                 23,881,287     13,198,816    13,668,502
                                      ------------   ------------  ------------

NET INCOME (LOSS)                     $ (6,803,529)  $  7,897,946  $   (181,996)
                                      ============   ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER               $  1,819,276   $  1,203,867  $  2,497,930
                                      ============   ============  ============

NET INCOME (LOSS) ALLOCATED
    TO THE LIMITED PARTNERS           $ (8,622,805)  $  6,694,079  $ (2,679,926)
                                      ============   ============  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                  $     (17.25)  $      13.39  $      (5.36)
                                      ============   ============  ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                       General        Limited
                                       Partner        Partners         Total
                                       -------        --------         -----

Balance, December 31, 1993        $  (1,066,735)  $ 114,893,478   $ 113,826,743

    Net income (loss)                 2,497,930      (2,679,926)       (181,996)

    Cash distributions to partners   (2,777,778)    (25,000,000)    (27,777,778)
                                  -------------   -------------   -------------

Balance, December 31, 1994           (1,346,583)     87,213,552      85,866,969

    Net income                        1,203,867       6,694,079       7,897,946

    Cash distributions to partners   (1,250,000)    (11,250,000)    (12,500,000)
                                  -------------   -------------   -------------

Balance, December 31, 1995           (1,392,716)     82,657,631      81,264,915

    Net income (loss)                 1,819,276      (8,622,805)     (6,803,529)

    Cash distributions to partners   (2,097,222)    (18,875,000)    (20,972,222)
                                  -------------   -------------   -------------

Balance, December 31, 1996        $  (1,670,662)  $  55,159,826   $  53,489,164
                                  =============   =============   =============

        The accompanying notes are an integral part of these statements.

                                POLARIS AIRCRAFT INCOME FUND III,
                                A California Limited Partnership

                                    STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996          1995            1994
                                                            ----          ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $ (6,803,529)  $  7,897,946   $   (181,996)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                       22,661,686     12,031,947      9,891,093
    Gain on sale of aircraft inventory                    (206,781)          --             --
    Loss on sale of aircraft                                  --             --        3,588,919
    Changes in operating assets and liabilities:
        Increase in marketable securities, trading       1,659,160     (1,659,160)          --
        Decrease (increase) in rent and other
           receivables                                    (343,337)       477,380        173,750
        Increase in other assets                           (78,186)          --             --
        Increase (decrease) in payable to affiliates       (44,579)         8,926        (69,089)
        Increase (decrease) in accounts payable
           and accrued liabilities                         (11,925)        41,666         28,418
        Decrease in deferred income                        (61,701)          --             --
        Decrease in maintenance reserves                      --             --         (400,000)
                                                      ------------   ------------   ------------

           Net cash provided by operating activities    16,770,808     18,798,705     13,031,095
                                                      ------------   ------------   ------------

INVESTING ACTIVITIES:
  Increase in aircraft capitalized costs               (15,930,822)          --             --
  Proceeds from sale of aircraft inventory                 902,733      1,915,820        748,740
  Inventory disassembly costs                               (9,282)      (214,113)          --
  Increase in notes receivable                                --         (499,868)      (315,145)
  Principal payments on notes receivable                 1,546,407      1,702,862      1,041,771
                                                      ------------   ------------   ------------

           Net cash provided by (used in)
              investing activities                     (13,490,964)     2,904,701      1,475,366
                                                      ------------   ------------   ------------

FINANCING ACTIVITIES:
  Increase in notes payable                             12,930,822           --             --
  Principle payments on notes payable                      (23,544)          --             --
  Cash distributions to partners                       (20,972,222)   (12,500,000)   (27,777,778)
                                                      ------------   ------------   ------------

           Net cash used in financing activities        (8,064,944)   (12,500,000)   (27,777,778)
                                                      ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                           (4,785,100)     9,203,406    (13,271,317)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     25,014,205     15,810,799     29,082,116
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $ 20,229,105   $ 25,014,205   $ 15,810,799
                                                      ============   ============   ============

                  The accompanying notes are an integral part of these statements.

                                             25

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents is stated at cost, which approximates fair value.

Marketable Securities, trading - Marketable Securities, trading were carried at fair value, which was determined based on quoted market prices. These securities were held for sale in the near term (Note 4).

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until the book value is fully recovered. The remaining book value of the inventory was recovered in 1996. Proceeds in excess of the inventory net book value are recorded as revenue when received.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure and lease the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1996, 1995 and 1994.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Notes Receivable - The Partnership had recorded an allowance for credit losses for certain impaired notes as discussed in Note 6. The Partnership recognizes revenue on these notes only as payments are received.

                                               1996                  1995
                                               ----                  ----

     Allowance for credit losses,
        beginning of year                  $(1,993,095)          $(5,006,929)
     Provision for credit losses                  --                    --
     Write-downs                                  --                    --
     Collections                             1,832,524             3,013,834
                                           -----------           -----------
     Allowance for credit losses,
        end of year                        $  (160,571)          $(1,993,095)
                                           ===========           ===========


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depository Company III (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Note 8.

3.       Aircraft

At December 31, 1996, the Partnership owned 18 aircraft and certain inventoried aircraft parts from its original portfolio of 38 used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases, the Partnership has agreed to share in the cost of compliance with ADs. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in December 1992, seven aircraft in 1993, and three aircraft in 1994. In addition, nine aircraft have been disassembled for sale of their component parts (Note 7).

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

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


Thirteen McDonnell Douglas DC-9-30s - These aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing as discussed in Note 4. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004 as discussed in Note 5.

Four McDonnell Douglas DC-9-10s - These aircraft were acquired for $15,768,766 in 1987 and leased to Midway Airlines, Inc. (Midway). In March 1991, Midway commenced reorganization proceedings under Chapter 11 of the United States

Bankruptcy Code. In August 1991, the Bankruptcy Court approved Midway's proposal to discontinue use of the Partnership's aircraft, and the aircraft were subsequently returned to the Partnership. The aircraft were not in compliance with the return conditions specified under the lease. The general partner retained counsel on behalf of the Partnership to pursue all legal remedies available to protect the interests of unit holders. Although Midway remains liable for expenses for which it was responsible under its lease, including the costs of complying with return conditions, the Partnership is unlikely to recover material damages resulting from Midway's failure to meet its obligations under the leases, as Midway's bankruptcy estate is minimal. During 1992, the Partnership transferred the four aircraft to aircraft inventory and subsequently disassembled three of the aircraft for sale of their component parts (Note 7). The remaining aircraft was sold during 1993.

Fourteen Boeing 727s (Series 100, 200 and 200 Advanced) and Seven McDonnell Douglas DC-9-10s These aircraft were acquired for $111,830,728 in 1987 and leased to Continental Airlines, Inc. (Continental) for terms of 72 months for the Boeing aircraft and 42 months for the McDonnell Douglas aircraft. Continental filed for Chapter 11 bankruptcy protection in December 1990. In
1991, the Partnership and Continental entered into an agreement for Continental's continued lease of three Boeing 727-200 aircraft and five Boeing 727-200 Advanced aircraft; however, Continental rejected the leases on six Boeing 727-100s and the seven McDonnell Douglas DC-9-10s and returned these aircraft to the Partnership. Note 6 contains a detailed discussion of the Continental events.

In June 1991, one of the DC-9-10 aircraft formerly leased to Continental was leased to Aero California S.A. de C.V. (Aero California) for a lease term of 18 months at approximately 76% of the original lease rate with Continental. The aircraft was subsequently sold to Aero California in September 1993. During 1992 and 1993, the Partnership sold the remaining six ex-Continental McDonnell Douglas DC-9-10 aircraft.

During 1993, the six Boeing 727-100s were transferred to aircraft inventory and disassembled for sale of their component parts (Note 7). In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership received all payments due from Continental for the settlement, which were recorded as revenue when received.

The leases of the three Boeing 727-200 aircraft expired in April 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $3,019,719. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $115,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $3,588,919 in 1994. The note receivable balance at December 31, 1995 was $998,858. The Partnership received all scheduled payments due under the note, which was paid in full during 1996.

The leases of the five Boeing 727-200 Advanced aircraft with Continental were scheduled to expire in October 1996. Continental extended the leases for the five aircraft for a two-year term through October 1998 at the current market lease rate, which is approximately 76% of the prior lease rate.

The following is a schedule by year of future minimum rental revenue under the existing leases including the deferred rental payments specified in the Continental lease modifications (Note 6):

                              Continental
                               Deferred            Rental
Year                          Amount (1)        Payments (2)            Total
----                          ----------        ------------            -----
1997                        $   159,582         $15,277,920         $15,437,502
1998                               --            14,700,000          14,700,000
1999                               --            10,200,000          10,200,000
2000                               --            10,200,000          10,200,000
2001 and thereafter                --            30,850,000          30,850,000
                            -----------         -----------         -----------

                            $   159,582         $81,227,920         $81,387,502
                            ===========         ===========         ===========

(1) Rental payments for the period from November 1992 through January 1993 are payable with interest commencing in October 1993 through March 1, 1997 according to the Continental lease modification.

(2) Future minimum rental payments may be offset or reduced by future costs as described in Note 4.


Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. As a result, the Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $12.5 million and $1.8 million, or $24.95 and $3.51 per limited Partnership unit, as increased depreciation expense in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 11, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


4.       TWA Reorganization

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

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $157,568 in January 1995 as its pro-rata share of such payment by TWA. This amount was recognized as other revenue in the accompanying 1995 statement of operations. While TWA has committed to an uninterrupted flow of lease payments, there can be no assurance that TWA will continue to honor its obligations in the future.

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

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 of $1,659,160, which was determined based on quoted market prices, is reflected in the accompanying December 31, 1995 balance sheet. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 in 1996.


5.       TWA Lease Extension

GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 10 of the 13 Partnership aircraft currently on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 10 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Installation of the 10 hushkits on the Partnership's aircraft was completed in November 1996 and the leases for these 10 aircraft were extended for a period of eight years until November 2004.

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per annum. The balance of the note payable at December 31, 1996 was $12,907,278.

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables.


6.       Continental Lease Modification

The aircraft leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement stipulates that the Partnership pay certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in Note 1. The Partnership approved invoices aggregating $1,698,106 for interior modifications on the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental from 1992 through 1995 to be repaid by Continental with interest over the remaining lease terms of the aircraft. This note was paid in full during 1996.

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

The allowances for credit losses on the principal and prior interest portions due were $160,571 and $1,993,095 as of December 31, 1996 and 1995, respectively. The unrecognized Deferred Amounts as of December 31, 1996 and 1995 were $159,582 and $1,941,522, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During 1996, 1995 and 1994, the Partnership received supplemental payments of $1,942,267, $2,200,465 and $2,999,666, respectively, of which $1,781,940, $1,729,060 and $2,211,440 was recognized as rental revenue in 1996, 1995 and 1994, respectively.


7.       Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four McDonnell Douglas DC-9- 10 aircraft formerly leased to Midway (Note 3) and the six Boeing 727-100 aircraft formerly leased to Continental (Note 6), the Partnership entered into an agreement with Soundair, Inc. (Soundair) for the disassembly and sale of these aircraft. Disassembly of the McDonnell Douglas DC-9-10s began in January 1993 and disassembly of the Boeing 727-100s began in December 1994.

The nine aircraft were recorded as aircraft inventory in the Partnership's balance sheets. During 1994, the Partnership recorded a downward adjustment to the inventory value of $144,000 to reflect the then current estimate of net realizable aircraft inventory value. This adjustment is reflected as increased depreciation expense in the 1994 statement of operations.

The Partnership recognized the estimated cost of disassembly of approximately $50,000 per aircraft in 1993, and is receiving the proceeds from the sale of such parts net of overhaul expenses if necessary, and commission paid to Soundair. During 1995, the Partnership paid $214,113 aircraft disassembly costs for the six Boeing 727-100s. During 1996, 1995 and 1994, the Partnership applied net proceeds from the sale of aircraft inventory of $902,733, $1,915,820 and $748,740, respectively against aircraft inventory, reducing the net book value of the Partnership's aircraft inventory to zero. Payments received by the Partnership of $206,781 in excess of the aircraft inventory net book value were recorded as gain on sale of aircraft inventory during 1996.

8.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1996, 1995 and 1994, the Partnership paid management fees to PIMC of $752,014, $809,328 and $746,684, respectively. Management fees payable to PIMC were $17,500 and $23,000 at December 31, 1996 and 1995, respectively.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1996, 1995 and 1994, the Partnership reimbursed PIMC for expenses of $396,504, $521,705 and $483,077, respectively. Reimbursements totaling $68,505 and $107,584 were payable to PIMC at December 31, 1996 and 1995, respectively.

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


9.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1996 and 1995 are as follows:

                      Reported Amounts    Tax Basis      Net Difference
                      ----------------    ---------      --------------

1996:    Assets         $67,014,686      $40,308,934      $26,705,752
         Liabilities     13,525,522       13,121,491          404,031

1995:    Assets         $82,001,364      $49,382,724      $32,618,640
         Liabilities        736,449      $   359,814          376,635

10.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The  following  is a  reconciliation  between  net  income  (loss)  per  limited partnership  unit  reflected in the  financial  statements  and the  information provided to limited partners for federal income tax purposes:
                                                         For the years ended December 31,
                                                         --------------------------------

                                                              1996     1995      1994
                                                              ----     ----      ----
Book net income (loss) per limited partnership unit        $(17.25)  $13.39    $(5.36)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental revenue                                          (3.65)   (4.94)    (0.23)
     Management fee expense                                   0.16     0.28      0.04
     Depreciation                                            16.36    (4.96)    (8.47)
     Gain or loss on sale of aircraft                          --       --       1.57
     Capitalized costs                                         --       --       5.25
     Basis in inventory                                      (0.62)   (1.35)    (1.17)
     Other revenue and expense items                         (0.48)   (0.01)    (1.29)
                                                             -----    -----     -----

Taxable net income (loss) per limited partnership unit      $(5.48)  $ 2.41    $(9.66)
                                                             =====    =====     =====

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

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly recognized adjustments which increased book depreciation expense. As a result, the current year book depreciation expense is greater than the tax depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.

For book purposes, aircraft held in inventory are reflected at the lower of depreciable cost or estimated net realizable value. Differences in book and tax revenue and loss from inventory result from the differences in the book and tax carrying value of the inventory.


11.      Subsequent Event

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 8 of the Partnership's 18 aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $10,947,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,233,289 of the Purchase Price in cash at the closing and the balance of $9,713,711 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $956,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $26,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction,, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction , less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

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

The officers and directors of PIMC are:

               Name                                PIMC Title
               ----                                ----------

         Eric M. Dull                    President; Director
         Marc A. Meiches                 Vice President; Chief Financial Officer
         Richard J. Adams                Vice President; Director
         Norman C. T. Liu                Vice President; Director
         Edward Sun                      Vice President
         Richard L. Blume                Vice President;  Secretary
         Robert W. Dillon                Vice President; Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 36, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Portfolio Management of GECAS, having previously held the position of Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 44, assumed the position of Vice President and Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 63, assumed the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Mr. Adams presently holds the position of Senior Vice President - Aircraft Marketing, North America, of GECAS. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 39, assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995.

Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 47, assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Blume, 55, assumed the position of Secretary of PIMC effective May 1, 1995 and Vice President of PIMC effective October 9, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Dillon, 55, assumed the position of Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

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

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi- District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800-327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York 11530-9388

On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' Section 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The trial, which was scheduled for November 11, 1996, has not proceeded, and no new trial date has been set.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case, which was being coordinated with In re Prudential, has been settled and the action dismissed pursuant to a court order dated December 18, 1996.

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

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which renamed this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. While the motion to dismiss was pending, plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. Defendants thereafter filed a motion to dismiss the second amended complaint, and defendants' motion was denied by Court Order dated December 26, 1995. On February 12, 1996, defendants answered. This case was reassigned (from Hurley,
J. To Lenard, J.) on February 18, 1996, and on March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on July 17, 1997. The Partnership is not named as a defendant in this action.

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

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana

Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

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

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion. The Partnership is not named as a defendant in this action. Defendants filed an answer in the action on August 30, 1996.

On October 1, 1996, a complaint entitled Wilson et al. v. Polaris Holding Company et al. was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants have filed an answer.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about October 15, 1996, a complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recession with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about October 16, 1996, a complaint entitled Mary Grant Tarrer, et al. v.Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recision with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.


On or about November 6, 1996, a complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 13, 1996, a complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 26, 1996, a complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about January 16, 1997, a complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about February 14, 1997, a complaint entitled George Zicos, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

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


Item 11.          Executive Compensation

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $752,014 were paid to PIMC in 1996 in addition to a 10% interest in all cash distributions as described in Note 8 to the financial statements (Item 8).



Item 12.          Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-III to own beneficially more than five percent of any class of voting securities of PAIF-III.

     b) The General Partner of PAIF-III owns the equity securities of PAIF-III as set forth in the following table:

  Title         Name of                 Amount and Nature of            Percent
of Class     Beneficial Owner           Beneficial Ownership           of Class
  --------   ----------------           --------------------           --------

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



Item 13.          Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                       Page No.
                                                                       --------

                  Report of Independent Public Accountants                21
                  Balance Sheets                                          22
                  Statements of Operations                                23
                  Statements of Changes in Partners' Capital (Deficit)    24
                  Statements of Cash Flows                                25
                  Notes to Financial Statements                           26


2.       Reports on Form 8-K.

         None.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27.      Financial Data Schedule.


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


                                     POLARIS AIRCRAFT INCOME FUND III,
                                     A California Limited Partnership
                                     (REGISTRANT)
                                     By:  Polaris Investment
                                          Management Corporation
                                          General Partner




   March 28, 1997                    By:  /S/ Eric M. Dull
---------------------                     -----------------------
        Date                              Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title                             Date


/S/Eric M. Dull     President and Director of Polaris Investment  March 28, 1997
------------------- Management Corporation, General Partner       --------------
(Eric M. Dull)      of the Registrant


/S/Marc A. Meiches  Chief Financial Officer of Polaris Investment March 28, 1997
------------------- Management Corporation, General Partner       --------------
(Marc A. Meiches)   of the Registrant


/S/Richard J. Adams Vice President and Director of Polaris        March 28, 1997
------------------- Investment Management Corporation,            --------------
(Richard J. Adams)  General Partner of the Registrant