Form 10-Q
period 1997-03-31
POLARIS AIRCRAFT INCOME FUND III
filed 1997-05-12
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

           ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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









                       This document consists of 16 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1997




                                      INDEX



Part I.       Financial Information                                         Page


         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 1997 and
                  December 31, 1996............................................3

              b)  Statements of Income - Three Months Ended
                  March 31, 1997 and 1996......................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Three Months Ended March 31, 1997........................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 1997 and 1996................................6

              e)  Notes to Financial Statements................................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........10



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................14

         Item 5.      Other Information.......................................14

         Item 6.      Exhibits and Reports on Form 8-K........................15

         Signature    ........................................................16

                          Part I. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                       March 31,   December 31,
                                                         1997          1996
                                                         ----          ----

ASSETS:

CASH AND CASH EQUIVALENTS                            $ 19,534,538 $  20,229,105

RENT AND OTHER RECEIVABLES                                970,239       351,508

AIRCRAFT, net of accumulated depreciation
    of $100,933,986 in 1997 and $97,860,513 in 1996    43,256,325    46,329,798

OTHER ASSETS                                               33,848       104,275
                                                     ------------ -------------

                                                     $ 63,794,950 $  67,014,686
                                                     ============ =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                $    196,375 $      86,005

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                            41,726        72,159

DEFERRED INCOME                                            71,178       460,080

NOTES PAYABLE                                          12,883,339    12,907,278
                                                     ------------ -------------

         Total Liabilities                             13,192,618    13,525,522
                                                     ------------ -------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                    (1,699,561)   (1,670,662)
    Limited Partners, 500,000 units
      issued and outstanding                           52,301,893    55,159,826
                                                     ------------ -------------

         Total Partners' Capital                       50,602,332    53,489,164
                                                     ------------ -------------

                                                     $ 63,794,950 $  67,014,686
                                                     ============ =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                        1997        1996
                                                        ----        ----
REVENUES:
   Rent from operating leases                        $3,906,924  $3,809,570
   Interest                                             248,686     420,308
   Lessee settlement                                       --       144,444
   Gain on sale of aircraft inventory                    84,937        --
   Other                                                 21,099      38,898
                                                     ----------  ----------

           Total Revenues                             4,261,646   4,413,220
                                                     ----------  ----------

EXPENSES:
   Depreciation                                       3,073,473   2,507,023
   Management fees to general partner                   195,346     190,478
   Interest                                             322,556        --
   Operating                                              4,874       3,804
   Administration and other                              80,007      62,860
                                                     ----------  ----------

           Total Expenses                             3,676,256   2,764,165
                                                     ----------  ----------

NET INCOME                                           $  585,390  $1,649,055
                                                     ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                               $  318,323  $  491,443
                                                     ==========  ==========

NET INCOME ALLOCATED TO
   LIMITED PARTNERS                                  $  267,067  $1,157,612
                                                     ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                  $     0.53  $     2.32
                                                     ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1996 and
                                         Three Months Ended March 31, 1997
                                         ---------------------------------

                                      General        Limited
                                      Partner        Partners           Total


Balance, December 31, 1995          $(1,392,716)   $ 82,657,631    $ 81,264,915

   Net income (loss)                  1,819,276      (8,622,805)     (6,803,529)

   Cash distributions to partners    (2,097,222)    (18,875,000)    (20,972,222)
                                    -----------    ------------    ------------

Balance, December 31, 1996           (1,670,662)     55,159,826      53,489,164

   Net income                           318,323         267,067         585,390

   Cash distributions to partners      (347,222)     (3,125,000)     (3,472,222)
                                    -----------    ------------    ------------

Balance, March 31, 1997             $(1,699,561)   $ 52,301,893    $ 50,602,332
                                    ===========    ============    ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                Three Months Ended March 31,
                                                                                ----------------------------

                                                                                    1997           1996
                                                                                    ----           ----
OPERATING ACTIVITIES:
     Net income                                                                $    585,390   $  1,649,055
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Gain on sale of aircraft inventory                                           (84,937)          --
       Depreciation                                                               3,073,473      2,507,023
       Changes in operating assets and liabilities:
          Decrease in marketable securities, trading                                   --        1,659,160
          Increase in rent and other receivables                                   (618,731)      (457,341)
          Decrease in other assets                                                   70,427           --
          Increase (decrease) in payable to affiliates                              110,370        (44,929)
          Decrease in accounts payable
              and accrued liabilities                                               (30,433)       (30,630)
          Decrease in deferred income                                              (388,902)          --
                                                                               ------------   ------------

              Net cash provided by operating activities                           2,716,657      5,282,338
                                                                               ------------   ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory                                    84,937        390,423
     Inventory disassembly costs                                                       --             (800)
     Principal payments on notes receivable                                            --          483,624
                                                                               ------------   ------------

              Net cash provided by investing activities                              84,937        873,247
                                                                               ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                                            (23,939)          --
     Cash distributions to partners                                              (3,472,222)    (5,277,778)
                                                                               ------------   ------------

              Net cash used in financing activities                              (3,496,161)    (5,277,778)
                                                                               ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                                                   (694,567)       877,807

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                         20,229,105     25,014,205
                                                                               ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                             $ 19,534,538   $ 25,892,012
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

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.      Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund III's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1996, 1995, and 1994 included in the Partnership's 1996 Annual Report to the SEC on Form 10-K (Form 10-K).


2.      Proposed Sale of Aircraft

During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 8 of the Partnership's 18 aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $10,947,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,233,289 of the Purchase Price in cash at the closing and the balance of $9,713,711 would be paid by delivery of a promissory note (the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;

(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $956,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $26,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3 of the Partnership's financial statements for the year ended December 31, 1996 included in Form 10-K, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

3.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended     Payable at
                                           March 31, 1997     March 31, 1997
                                           --------------     --------------

Aircraft Management Fees                      $125,479          $ 76,311
Out-of-Pocket Administrative Expense
    Reimbursement                              111,919           120,064
Out-of-Pocket Operating and
    Remarketing Expense Reimbursement             --                --
                                              --------          --------

                                              $237,398          $196,375
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


Remarketing Update

Proposed Sale of Aircraft - During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 8 of the Partnership's 18 aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $10,947,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,233,289 of the Purchase Price in cash at the closing and the balance of $9,713,711 would be paid by delivery of a promissory note (the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $956,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $26,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

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


Partnership Operations

The Partnership recorded net income of $585,390, or $0.53 per limited partnership unit, for the three months ended March 31, 1997 compared to net income of $1,649,055, or $2.32 per unit for the same period in 1996. The decreased net income during the three months ended March 31, 1997 as compared to the same period in 1996 was primarily the result of increased depreciation expense and interest expense.

The increased depreciation expense and interest expense during the three months ended March 31, 1997 compared to the same period in 1996, is attributable to the acquisition of noise-suppression devices, commonly known as "hushkits", for 10 of the 13 Partnership aircraft currently on lease to TWA in November 1996. The 10 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Installation of the 10 hushkits on the Partnership's aircraft was completed in November 1996 and the leases for these 10 aircraft were extended for a period of eight years until November 2004.

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by UT Finance Corporation, a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer (UT Finance) over a 6-year period at an interest rate of 10% per annum. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from UT Finance is non-recourse to the Partnership and secured by a security interest in the lease receivables.

The increase in TWA rents described above was partially offset by a reduction in Continental rents during the three months ended March 31, 1997 as compared to the same period in 1996. The rental revenues from Continental decreased during the three months ended March 31, 1997 as compared to the same period in 1996, due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997. In addition, the rental payments from Continental leases during the three months ended March 31, 1997 were at a new lease rate that was lower than the prior lease rate for the three months ended March 31, 1996. The Continental leases that expired in October 1996 were extended for two years through October 1998 at a current market rate which is approximately 76% of the prior lease rate.

Interest income decreased during the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to decreases in the cash reserves balances retained by the Partnership at March 31, 1997 as compared to March 31, 1996. In addition, interest on the deferred rents being paid by Continental decreased during the three months ended March 31, 1997 as compared to the same period in 1996, due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997.

The Partnership recorded payments totaling $144,444 as lessee settlement revenue during the three months ended March 31, 1996 related to an agreement between the Partnership and Continental, approved by the United States Bankruptcy Court in January 1995, which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, as discussed in the Form 10-K. The Partnership received an initial payment in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The settlement payments were recorded as revenue when received.

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 during the first quarter of 1996.

Administration and other expenses increased during the three months ended March 31, 1997 as compared to the same period in 1996, due to increases in printing and postage costs combined with an increase in outside services.

The decrease in the deferred income balance at March 31, 1997 is attributable to differences between the payments due and the rental income earned on the TWA leases for 10 of the 13 Partnership aircraft currently on lease to TWA that were extended in 1996. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental income earned on the TWA leases during the three months ended March 31, 1997 exceeded the rental payments due from TWA, causing a decrease in the deferred income balance.

The Partnership reported an increase in rent and other receivables at March 31, 1997, as compared to December 31, 1996. This increase in rent and other receivables was the result of certain rental payments due from TWA at the end of March 1997 that were received by the Partnership in April 1997.

Liquidity and Cash Distributions

Liquidity - The Partnership has received from Continental all payments due under the modified lease agreements. Payments due from Continental for a prior year aircraft sale agreement and the settlement agreement for the return of the six Boeing 727-100 aircraft were completed in 1996. Payments totaling $84,937 have been received during the first quarter of 1997 from the sale of parts from the nine disassembled aircraft, as compared to payments of $390,423 during the same period in 1996. The 1996 payments of $390,423 were applied against aircraft inventory.

In 1995, the Partnership received from TWA warrants to purchase 159,919 shares of TWA Common Stock. The Partnership exercised the warrants in 1995 at which time a gain was recognized by the Partnership and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $1,698,057.

As previously discussed in the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership may be required to finance up to an additional amount of approximately $946,000 for new image modifications in the future. As previously discussed in the Form 10-K, the Partnership agreed to share the cost of meeting certain ADs with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.48 million against rental payments, subject to annual limitations, over the remaining lease terms. The Partnership's cash reserves are being retained to finance future modification costs for Continental and to meet the obligations under the TWA leases.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1997 and 1996 were $3,125,000, or $6.25 per limited partnership unit and $4,750,000, or $9.50 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft; continued receipt of rental payments from Continental and TWA, modification financing payments from Continental; the receipt of payments generated from the sale of aircraft inventory; and consummation of the Sale Transaction and timely performance by the Purchaser of its obligations to the Partnership under the Promissory Note.

                           Part II. Other Information


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report except:

Equity Resources, Inc, et al v. Polaris Investment Management Corporation, et al
- On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al v. Polaris Investment Management Corporation, et al was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation, Polaris Aircraft Income Fund II, the Partnership, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI, as defendants. The complaint alleges that Polaris Investment Management Corporation, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirement, and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnership in connection with the Sale Transaction described in
Note 2 and in failing to disclose material facts relating to such transaction. Plaintiffs filed a motion seeking to enjoin the Sale Transaction, which motion was denied by the court on May 6, 1997.

Other Proceedings - Item 10 in Part III of the Partnership's 1996 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report except:

In Re Prudential Securities Inc. Limited Partnership Litigation - On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to pay $22.5 million to a class of unitholders previously certified by the Court. On April 29, 1997, Judge Pollack signed an order preliminarily approving the settlement. Under the terms of the order, (i) lead class counsel is required to mail a notice to all class members on or before May 13, 1997 describing the terms of the settlement; (ii) requests for exclusion from the class must be mailed to the Claims Administrator no later than June 27, 1997; and (iii) a hearing on the fairness of the settlement and other matters is scheduled to be held before Judge Pollack on August 1, 1997.


Item 5.       Other Information

The General Partner determined that it was necessary, in order to prevent the Partnership from being treated for tax purposes as an association taxable as a corporation, rather than being taxable as a partnership, to amend the Partnership Agreement by adding the following as new Paragraph 12.4:

     Notwithstanding anything to the contrary contained in this Partnership Agreement, a Unit Holder wishing to transfer Units may do so only after giving written notice of such intent to the General Partner, and only upon obtaining the prior written consent of the General Partner to such transfer, which consent the General Partner may withhold in its sole discretion if it deems such action to be necessary to prevent the

     Partnership from being treated as a "publicly traded partnership" as defined in the Code. Any purported or attempted transfer of Units that is not made in full compliance with this Paragraph 12.4 shall be void and ineffectual and shall not bind or be recognized by the Partnership, the General Partner of the Depositary for any purpose.

Due to the number of transfers which occurred through the end of April 1997, the General Partner concluded that this action was necessary to prevent the Partnership from being treated as a "publicly-traded partnership" as defined in the Internal Revenue Code. A "publicly-traded partnership" is treated as a corporation for Federal income tax purposes, with the result that such an entity pays Federal corporate income tax on its taxable income and its partners must include in their taxable income as dividends all distributions received to the extent that such distributions are paid out of current and accumulated earnings. Thus, the General Partner adopted the foregoing amendment in an attempt to protect the Partnership against the risk of such an adverse tax consequence.


Item 6.       Exhibits and Reports on Form 8-K

a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     3.  Amendment to Amended and Restated Limited Partnership Agreement

     27.  Financial Data Schedule.

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




         May 9, 1997                By:      /S/Marc A. Meiches
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