Form 10-Q
period 1997-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 1997-08-13
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  -------------

                                    FORM 10-Q

                                  -------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___ to ___

                                  -------------

                          Commission File No. 33-10122

                                  -------------



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






                       This document consists of 17 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1997




                                      INDEX



Part I.       Financial Information                                        Page


         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1997 and
                  December 31, 1996.........................................3

              b)  Statements of Income - Three and Six Months
                  Ended June 30, 1997 and 1996..............................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Six Months Ended June 30, 1997........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1997 and 1996..............................6

              e)  Notes to Financial Statements.............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........10



Part II.      Other Information

         Item 1.      Legal Proceedings....................................15

         Item 6.      Exhibits and Reports on Form 8-K.....................16

         Signature    .....................................................17

                          Part I. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                       June 30,     December 31,
                                                         1997          1996
                                                         ----          ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $ 20,604,065   $ 20,229,105

RENT AND OTHER RECEIVABLES                               866,193        351,508

NOTES RECEIVABLE                                       9,528,698           --

AIRCRAFT, net of accumulated depreciation
    of $51,162,293 in 1997 and $97,860,513 in 1996    31,022,284     46,329,798

OTHER ASSETS                                                --          104,275
                                                    ------------   ------------

                                                    $ 62,021,240   $ 67,014,686
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    164,270   $     86,005

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          225,798         72,159

DEFERRED INCOME                                           21,262        460,080

NOTES PAYABLE                                         12,610,832     12,907,278
                                                    ------------   ------------

         Total Liabilities                            13,022,162     13,525,522
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (1,715,625)    (1,670,662)
    Limited Partners, 500,000 units
      issued and outstanding                          50,714,703     55,159,826
                                                    ------------   ------------

         Total Partners' Capital                      48,999,078     53,489,164
                                                    ------------   ------------

                                                    $ 62,021,240   $ 67,014,686
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                         Three Months Ended       Six Months Ended
                                               June 30,               June 30,

                                          1997        1996        1997        1996
                                          ----        ----        ----        ----
REVENUES:
   Rent from operating leases          $3,564,009  $3,829,753  $7,470,933  $7,639,323
   Interest                               286,058     381,628     534,744     801,936
   Gain on sale of aircraft inventory     211,310        --       296,247        --
   Lessee settlement                         --          --          --       144,444
   Other                                  763,995        --       785,094      38,898
                                       ----------  ----------  ----------  ----------

           Total Revenues               4,825,372   4,211,381   9,087,018   8,624,601
                                       ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                         2,406,350   2,507,023   5,479,823   5,014,046
   Management fees to general partner     112,367     191,488     307,713     381,966
   Interest                               312,125        --       634,681        --
   Operating                                8,911       5,857      13,785       9,661
   Administration and other               116,651      96,004     196,658     158,864
                                       ----------  ----------  ----------  ----------

           Total Expenses               2,956,404   2,800,372   6,632,660   5,564,537
                                       ----------  ----------  ----------  ----------

NET INCOME                             $1,868,968  $1,411,009  $2,454,358  $3,060,064
                                       ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $  331,158  $  489,063  $  649,481  $  980,506
                                       ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $1,537,810  $  921,946  $1,804,877  $2,079,558
                                       ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $     3.08  $     1.84  $     3.61  $     4.16
                                       ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Year Ended December 31, 1997 and
                                         Six Months Ended June 30, 1997
                                         ------------------------------

                                      General       Limited
                                      Partner       Partners         Total
                                      -------       --------         -----


Balance, December 31, 1995         $ (1,392,716)  $ 82,657,631   $ 81,264,915

   Net income (loss)                  1,819,276     (8,622,805)    (6,803,529)

   Cash distributions to partners    (2,097,222)   (18,875,000)   (20,972,222)
                                   ------------   ------------   ------------

Balance, December 31, 1996           (1,670,662)    55,159,826     53,489,164

   Net income                           649,481      1,804,877      2,454,358

   Cash distributions to partners      (694,444)    (6,250,000)    (6,944,444)
                                   ------------   ------------   ------------

Balance, June 30, 1997             $ (1,715,625)  $ 50,714,703   $ 48,999,078
                                   ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1997           1996
                                                              ----           ----
OPERATING ACTIVITIES:
     Net income                                          $  2,454,358   $  3,060,064
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Gain on sale of aircraft inventory                    (296,247)          --
       Depreciation                                         5,479,823      5,014,046
       Changes in  operating  assets and  liabilities,
          net of effect of sale of aircraft:
          Decrease in marketable securities, trading             --        1,659,160
          Increase in rent and other receivables             (498,866)      (455,311)
          Decrease in prepaid fees                            104,275           --
          Increase (decrease) in payable to affiliates         78,265        (30,392)
          Increase (decrease) in accounts payable
              and accrued liabilities                         102,439        (15,440)
          Decrease in deferred income                        (438,818)          --
                                                         ------------   ------------

              Net cash provided by operating activities     6,985,229      9,232,127
                                                         ------------   ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory             296,247        582,732
     Proceeds from sale of aircraft                         1,491,329           --
     Payments to Purchaser related to sale of aircraft     (1,341,968)          --
     Inventory disassembly costs                                 --           (9,282)
     Principal payments on notes receivable                   185,013        979,832
                                                         ------------   ------------

              Net cash provided by investing activities       630,621      1,553,282
                                                         ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                     (296,446)          --
     Cash distributions to partners                        (6,944,444)   (10,555,556)
                                                         ------------   ------------

              Net cash used in financing activities        (7,240,890)   (10,555,556)
                                                         ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                              374,960        229,853

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                   20,229,105     25,014,205
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                       $ 20,604,065   $ 25,244,058
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


2.      Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of 8 of the Partnership's 18 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services III LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 8 Aircraft occurred from June 5, 1997 to June 25, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $10,947,000 which is allocable to the Aircraft and a note receivable by the Partnership. The Purchaser paid into an escrow account $1,233,289 of the Purchase Price in cash at the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $9,713,711. The Partnership received payment of $1,233,289 from the escrow account on June 26, 1997.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $476,425 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $1,770,917 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. The Purchaser is current on its Promissory Note obligation.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $956,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $26,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 8 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred from June 5, 1997 to June 25, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of the rents, interest income and receivables accruing from April 1, 1997. As a result, the Partnership made payments to the Purchaser for the amounts due and received from April 1, 1997 to the closing date. Amounts totaling $1,341,968 during this period are included in rents from operating leases, interest and other income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $1,233,289 has been adjusted by the following; income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due from the Purchaser on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $9,847,824.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,092,046 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.


4.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                        Three Months Ended   Payable at
                                           June 30, 1997   June 30, 1997
                                           -------------   -------------

Aircraft Management Fees                     $ 93,917        $ 94,761
Out-of-Pocket Administrative and
    Selling Expense Reimbursement             112,997          65,120
Out-of-Pocket Operating and
    Remarketing Expense Reimbursement            --             4,389
                                             --------        --------

                                             $206,914        $164,270
                                             ========        ========


5.   Subsequent Event

In July 1997, the Partnership received its $850,000 rental payment from TWA that was due on June 27, 1997. This amount was included in rent and other receivables on the balance sheet at June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 10 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 10 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory. The inventoried aircraft have been disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold 3 McDonnell Douglas DC-9-30 aircraft leased to TWA, and 5 Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental).


REMARKETING UPDATE

Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of 8 of the Partnership's 18 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services III LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of the 8 Aircraft had occurred from June 5, 1997 to June 25, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unitholders, the General Partner evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. During the months of intense negotiations, GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft (as described below) as being in the best interest of the Partnership and its unitholders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but no less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1 1/2% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check has occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $10,947,000 which is allocable to the Aircraft and a note receivable by the Partnership. The Purchaser paid into an escrow account $1,233,289 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $9,713,711. The Partnership received payment of $1,233,289 from the escrow account on June 26, 1997.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $476,425 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $1,770,917 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. The Purchaser is current on its Promissory Note obligation.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $956,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $26,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 8 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates.

John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred from June 5, 1997 to June 25, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of the rents, interest income and receivables accruing from April 1, 1997. As a result, the Partnership made payments to the Purchaser for the amounts due and received from April 1, 1997 to the closing date. Amounts totaling $1,341,968 during this period are included in rents from operating leases, interest and other income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $1,233,289 has been adjusted by the following; income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due from the Purchaser on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $9,847,824.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,092,046 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.


PARTNERSHIP OPERATIONS

The Partnership recorded net income of $1,868,968, or $3.08 per limited partnership unit, for the three months ended June 30, 1997, as compared to net income of $1,411,009, or $1.84 per limited partnership unit, for the three months ended June 30, 1996. The Partnership recorded net income of $2,454,358 or $3.61 per limited partnership unit, for the six months ended June 30, 1997 compared to net income of $3,060,064, or $4.16 per limited partnership unit, for the six months ended June 30, 1996.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft, payable in installments through February 1996. The Partnership recorded payments of $144,444 as revenue during the six months ended June 30, 1996. The final settlement payment was received in February 1996.

The increased depreciation expense during the six months ended June 30, 1997 compared to the same period in 1996, is attributable to the acquisition in November 1996 of noise-suppression devices, commonly known as "hushkits", for the 10 aircraft currently on lease to TWA. The hushkits are being financed over a 6 year period at an interest rate of 10% per annum. The leases for these 10 aircraft were extended for a period of eight years until November 2004. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $312,125 and $634,681 in interest expense on the amount borrowed to finance the hushkits during the three and six months ended June 30, 1997, respectively.

The increase in depreciation expense due to the acquisition of hushkits was offset by a decrease in depreciation expense for the aircraft sold to Triton during the three months ended June 30, 1997, compared to the same period in 1996.

The increase in TWA rents described above was partially offset by a reduction in Continental rents during the three months ended June 30, 1997 as compared to the same period in 1996. The rental revenues from Continental decreased during the six months ended June 30, 1997 as compared to the same period in 1996, due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997. In addition, the rental payments from Continental leases during the six months ended June 30, 1997 were at a new lease rate that was lower than the prior lease rate for the six months ended June 30, 1996. The Continental leases that expired in October 1996 were extended for two years through October 1998 at a current market rate which is approximately 76% of the prior lease rate.

Another factor contributing to the decrease in rental income was the sale of the 8 aircraft leased to Continental and TWA during the three months ended June 30, 1997, as previously discussed under the Remarketing Update section.

The Partnership recorded an increase in other income during the three and six months ended June 30, 1997. This increase in other income was the result of the receipt of $743,476 related to amounts due under the TWA maintenance credit and rent deferral agreement.

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 during the first quarter of 1996.

Interest income decreased during the three and six months ended June 30, 1997 as compared to the same period in 1996, primarily due to decreases in the cash reserves balances retained by the Partnership at June 30, 1997 as compared to June 30, 1996. In addition, interest on the deferred rents being paid by Continental decreased during the three and six months ended June 30, 1997 as compared to the same periods in 1996, due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997.


LIQUIDITY AND CASH DISTRIBUTIONS

Liquidity - The Partnership has received all payments due from TWA and Continental under the lease agreements, and the Promissory Note from Triton for the sale of Aircraft. In addition, payments totaling $296,247 and $582,732 have been received during the six months ended June 30, 1997 and 1996, respectively, for the sale of parts from the nine disassembled aircraft. The net book value of the Partnership's aircraft inventory was recovered in full during 1996. As a result, the payments of $296,247 received during the six months ended June 30, 1997 have been applied against gain on sale of aircraft inventory.

In July 1997, the Partnership received its $850,000 rental payment from TWA that was due on June 27, 1997. This amount was included in rent and other receivables on the balance sheet at June 30, 1997.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, the Purchaser defaults under the Promissory Note, and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the six months ended June 30, 1997 and 1996 were $6,250,000, or $12.50 per limited partnership unit, and $9,500,000, or $19.00 per limited partnership unit, respectively.

In accordance with the Limited Partnership Agreement, cash distributions are to be allocated 90% to the limited partners and the 10% to the general partner. In July 1997, the Partnership made a cash distribution to limited partners of $2,975,000 ($5.95 per limited partnership unit) and $330,556 to the general partner. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including expenses of the Partnership as previously discussed in the Liquidity section; the receipt of rental payments from TWA; the receipt of note payments from Triton; and payments generated from the aircraft disassembly process.

                           Part II. Other Information


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On May 12, 1997, plaintiffs appealed the Superior Court's denial of their motion seeking to enjoin the sale by the Partnership of certain of its aircraft and notes receivable. On May 15, 1997, the Appellate Court denied plaintiffs' appeal. On May 19, 1997, plaintiffs appealed the Superior Court's denial of their motion to the Supreme Court of Massachusetts. The Supreme Court of Massachusetts denied plaintiffs' appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss the action.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris
Investment Management Corporation, et al. was filed on behalf of the unit holders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 2, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

The following actions have been settled pursuant to a settlement agreement entered into on June 6, 1997:

- Thelma Abrams, et al. v. Polaris Holding Company, et al.
- Sara J. Bishop, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Enita V. Elphick, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Janet K. Johnson, et al. v. Polaris Holding Company, et al.
- Wayne W. Kuntz, et al. v. Polaris Holding Company, et al.
- Joyce H. McDevitt, et al. v. Polaris Holding Company, et al.
- Mary Grant Tarrer, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Harry R. Wilson, et al. v. Polaris Holding Company, et al.
- George Zicos, et al. v. Polaris Holding Company, et al.

- Michael J. Ouellette, et al. v. Kidder, Peabody & Co. Incorporated, et al.; Thelma A. Rolph, et al. v. Polaris Holding Company, et al.; Carl L. Self, et al.
v. Polaris Holding Company, et al. - On or about March 21, 1997, three complaints were filed in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company,
General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael
J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.


Item 6.       Exhibits and Reports on Form 8-K

a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     27.  Financial Data Schedule.

b)   Reports on Form 8-K

     A Current Report on Form 8-K, dated May 28, 1997, reporting the sale of assets under Item 2 was filed on June 12, 1997.

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

                                      POLARIS AIRCRAFT INCOME FUND III,
                                      A California Limited Partnership
                                      (Registrant)
                                      By:   Polaris Investment
                                            Management Corporation,
                                            General Partner




         August 12, 1997                 By:    /S/Marc A. Meiches
---------------------------------               ------------------
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