Form 10-Q
period 1997-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 1997-11-13
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ---------------------------

                                    FORM 10-Q

                          ---------------------------




            _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from __to__

                          ----------------------------

                          Commission File No. 33-10122
                          ----------------------------



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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1997




                                      INDEX



Part I. Financial Information                                            Page


         Item 1.  Financial Statements

              a)  Balance Sheets - September 30, 1997 and
                  December 31, 1996........................................3

              b)  Statements of Income - Three and Nine Months
                  Ended September 30, 1997 and 1996........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Nine Months Ended September 30, 1997.................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1997 and 1996........................6

              e)  Notes to Financial Statements............................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........10



Part II. Other Information

         Item 1.  Legal Proceedings.......................................15

         Item 6.  Exhibits and Reports on Form 8-K........................15

         Signature    ....................................................16

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                    September 30,   December 31,
                                                         1997           1996
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                            $19,471,589    $20,229,105

RENT AND OTHER RECEIVABLES                               850,760        351,508

NOTE RECEIVABLE                                        9,338,134           -

AIRCRAFT, net of accumulated depreciation
    of $52,387,578 in 1997 and $97,860,513 in 1996    29,796,999     46,329,798

OTHER ASSETS                                                -           104,275
                                                     -----------    -----------

                                                     $59,457,482    $67,014,686
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                $   152,252    $    86,005

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          101,309         72,159

DEFERRED INCOME                                          323,920        460,080

NOTES PAYABLE                                         11,854,474     12,907,278
                                                     -----------    -----------

         Total Liabilities                            12,431,955     13,525,522
                                                     -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (1,735,391)    (1,670,662)
    Limited Partners, 500,000 units
      issued and outstanding                          48,760,918     55,159,826
                                                     -----------    -----------

         Total Partners' Capital                      47,025,527     53,489,164
                                                     -----------    -----------

                                                     $59,457,482    $67,014,686
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.



                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                              -------------              -------------

                                           1997         1996          1997          1996
                                           ----         ----          ----          ----
REVENUES:
   Rent from operating leases           $2,247,341   $3,850,601   $ 9,718,274   $11,489,924
   Interest                                542,030      350,821     1,076,774     1,152,757
   Gain on sale of aircraft inventory      185,355         --         481,602          --
   Lessee settlement                          --           --            --         144,444
   Other                                      --          5,222       785,094        44,120
                                        ----------   ----------   -----------   -----------

      Total Revenues                     2,974,726    4,206,644    12,061,744    12,831,245
                                        ----------   ----------   -----------   -----------

EXPENSES:
   Depreciation                          1,225,284    2,507,023     6,705,107     7,521,069
   Management fees to general partner       25,982      192,530       333,695       574,496
   Interest                                293,043         --         927,724          --
   Operating                                 3,865        2,777        17,650        12,438
   Administration and other                 94,547       70,459       291,205       229,323
                                        ----------   ----------   -----------   -----------

      Total Expenses                     1,642,721    2,772,789     8,275,381     8,337,326
                                        ----------   ----------   -----------   -----------

NET INCOME                              $1,332,005   $1,433,855   $ 3,786,363   $ 4,493,919
                                        ==========   ==========   ===========   ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                  $  310,790   $  439,296   $   960,271   $ 1,419,802
                                        ==========   ==========   ===========   ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                  $1,021,215   $  994,559   $ 2,826,092   $ 3,074,117
                                        ==========   ==========   ===========   ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                     $     2.04   $     1.99   $      5.65   $      6.15
                                        ==========   ==========   ===========   ===========

        The accompanying notes are an integral part of these statements.



                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                         Year Ended December 31, 1996 and
                                       Nine Months Ended September 30, 1997
                                       ------------------------------------

                                       General        Limited
                                       Partner        Partners         Total
                                       -------        --------         -----
Balance, December 31, 1995          $(1,392,716)   $ 82,657,631    $ 81,264,915

   Net income (loss)                  1,819,276      (8,622,805)     (6,803,529)

   Cash distributions to partners    (2,097,222)    (18,875,000)    (20,972,222)
                                    -----------    ------------    ------------

Balance, December 31, 1996           (1,670,662)     55,159,826      53,489,164

   Net income                           960,271       2,826,092       3,786,363

   Cash distributions to partners    (1,025,000)     (9,225,000)    (10,250,000)
                                    -----------    ------------    ------------

Balance, September 30, 1997         $(1,735,391)   $ 48,760,918    $ 47,025,527
                                    ===========    ============    ============

        The accompanying notes are an integral part of these statements.



                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                               1997           1996
                                                               ----           ----
OPERATING ACTIVITIES:
     Net income                                          $  3,786,363   $  4,493,919
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Gain on sale of aircraft inventory                    (481,602)          --
       Depreciation                                         6,705,107      7,521,069
       Changes in  operating  assets and  liabilities,
          net of effect of sale of aircraft:
          Decrease in marketable securities, trading             --        1,659,160
          Increase in rent and other receivables             (498,866)      (452,611)
          Decrease in prepaid fees                            104,275           --
          Increase (decrease) in payable to affiliates         66,247        (26,173)
          Decrease in accounts payable
              and accrued liabilities                         (22,049)       (32,703)
          Decrease in deferred income                        (136,160)          --
                                                         ------------   ------------

              Net cash provided by operating activities     9,523,315     13,162,661
                                                         ------------   ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory             481,602        695,952
     Proceeds from sale of aircraft                         1,506,762           --
     Payments to Purchaser related to sale of aircraft     (1,341,968)          --
     Inventory disassembly costs                                 --           (9,282)
     Principal payments on notes receivable                   375,577      1,489,168
                                                         ------------   ------------

              Net cash provided by investing activities     1,021,973      2,175,838
                                                         ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                   (1,052,804)          --
     Cash distributions to partners                       (10,250,000)   (15,277,778)
                                                         ------------   ------------

              Net cash used in financing activities       (11,302,804)   (15,277,778)
                                                         ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                             (757,516)        60,721

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                   20,229,105     25,014,205
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                       $ 19,471,589   $ 25,074,926
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

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

Neither PIMC nor GE Capital Aviation Services, Inc. (GECAS) will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 8 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,092,046 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations.


3.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                      Payments for the
                                     Three Months Ended          Payable at
                                     September 30, 1997      September 30, 1997
                                     ------------------      ------------------

Aircraft Management Fees                $    50,000             $    70,743
Out-of-Pocket Operating and
    Remarketing Expense Reimbursement         4,389                  40,596
Out-of-Pocket Administrative and
    Selling Expense Reimbursement            96,983                  40,913
                                        -----------             -----------

                                        $   151,372             $   152,252
                                        ===========             ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 10 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 10 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory. The inventoried aircraft have been disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc.(Continental) to Triton Aviation Services III LLC.


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

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,092,046 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations.


Partnership Operations

The Partnership recorded net income of $1,332,005, or $2.04 per limited partnership unit, for the three months ended September 30, 1997 compared to net income of $1,433,855, or $1.99 per unit for the same period in 1996. The Partnership recorded net income of $3,786,363, or $5.65 per limited partnership unit, for the nine months ended September 30, 1997 compared to net income of $4,493,919, or $6.15 per unit for the same period in 1996.

The decrease in rental revenues, depreciation expense and management fees during the three and nine months ended September 30, 1997, is attributable to the sale of 8 aircraft to Triton during the second quarter of 1997. This decrease in rental revenues and depreciation expense was offset in part by increased depreciation expense attributable to the acquisition in November 1996 of noise-suppression devices, commonly known as "hushkits", for the 10 aircraft currently on lease to TWA. The hushkits are being financed over a 6 year period at an interest rate of 10% per annum. The leases for these 10 aircraft were extended for a period of eight years until November 2004. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $293,043 and $927,724 in interest expense on the amount borrowed to finance the hushkits during the three and nine months ended September 30, 1997, respectively.

The increase in TWA rents described above was partially offset by a reduction in Continental rents during the nine months ended September 30, 1997, as compared to the same period in 1996. The rental revenues from Continental decreased during the nine months ended September 30, 1997 as compared to the same period in 1996, due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997. In addition, the rental payments from Continental leases during the nine months ended September 30, 1997 were at a new lease rate that was lower than the prior lease rate for the nine months ended September 30, 1996. The Continental leases that expired in October 1996 were extended for two years through October 1998 at a current market rate which was approximately 76% of the prior lease rate.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership recorded payments of $144,444 as revenue during the nine months ended September 30, 1996.

The Partnership recorded an increase in other income during the nine months ended September 30, 1997. This increase in other income was the result of the receipt of $743,476 related to amounts due under the TWA maintenance credit and rent deferral agreement.

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 during the first quarter of 1996, which is included in other income.

Interest income decreased during the nine months ended September 30, 1997 as compared to the same period in 1996, primarily due to decreases in the cash reserves balances retained by the Partnership at September 30, 1997 as compared to September 30, 1996. In addition, interest on the deferred rents being paid by Continental decreased due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997. The increase in interest income during the three months ended September 30, 1997, as compared to the same period in 1996, was attributable to interest earned on the Promissory Note related to the Triton sale that occurred during the second quarter of 1997.

Administration and other expenses increased during the three and nine months ended September 30, 1997 as compared to the same periods in 1996, due to increases in printing and postage costs combined with an increase in outside services.

The Partnership's balance sheet shows an increase in rent and other receivables at September 30, 1997, as compared to December 31, 1996. This increase in rent and other receivables was the result of certain rental payments due from TWA at the end of September 1997 that were subsequently received by the Partnership in October 1997.

Liquidity and Cash Distributions

Liquidity -The Partnership received all note payments due from Triton and all lease payments from lessees, except for the September 27, 1997 payment due from TWA. On October 2, 1997, the Partnership received its $850,000 rental payment from TWA that was due on September 27, 1997. This amount was included in rent and other receivables on the balance sheet at September 30, 1997. In addition, payments totaling $481,602 have been received for the sale of parts from the nine disassembled aircraft during the nine months ended September 30, 1997, as compared to payments of and $701,174 during the same period in 1996. The net book value of the Partnership's aircraft inventory was recovered in full during 1996. As a result, the payments of $481,602 received during the nine months ended September 30, 1997 have been recorded as gain on sale of aircraft inventory.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1997 and 1996 were $2,975,000, or $5.95 per limited partnership unit and $4,250,000, or $8.50 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1996 and 1995 were $9,225,000, or $18.45 per limited partnership unit and $13,750,000, or $27.50 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; the receipt of note payments from Triton; and payments generated from the aircraft disassembly process.

                           Part II. Other Information


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1997 and June 30, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - As previously disclosed, on May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the Polaris defendants filed a demurrer seeking to dismiss the amended complaint. Simultaneously with the filing of the demurrer, the Polaris defendants sought a stay of discovery. The hearing on the demurrer occurred on November 4, 1997. On November 5, 1997, the court granted the Polaris defendants' demurrer and ordered that plaintiffs be given 10 days leave to amend their complaint to plead demand futility.

On or about October 14, 1997, the plaintiffs in this action filed a separate Petition for Writ of Mandate in the San Francisco Superior Court entitled Ron Wallace, et al. v. Polaris Investment Management Corp., et al., seeking to obtain access to all the Partnership's books, records and documents. Subsequently, pursuant to an agreement between the parties, plaintiffs agreed to dismiss their Petition for Writ of Mandate with prejudice and the Polaris defendants agreed to withdraw its motion seeking a stay of discovery.

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1997 and June 30, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.       Exhibits and Reports on Form 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.  Financial Data Schedule.

b)      Reports on Form 8-K

        A Current Report on Form 8-K/A, dated May 28, 1997, amending certain exhibits listed in Item 7, was filed on August 18, 1997.

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




        November 12, 1997                 By: /S/Marc A. Meiches
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