Form 10-K
period 1997-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 1998-03-30
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No.33-10122

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                 California                               94-3023671
       -------------------------------             -----------------------
       (State or other jurisdiction of             (IRS Employer I.D. No.)
       incorporation or organization)

        201 High Ridge Road, Stamford, Connecticut                06927
        ------------------------------------------             ----------
         (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 357-3776

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    Documents incorporated by reference: None

                       This document consists of 48 pages.

                                     PART I

Item 1.  Business

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), was formed primarily to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-III was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2020.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item  2.  The  following   table  describes   certain   material  terms  of  the
Partnership's  leases to Trans World  Airlines,  Inc.  (TWA) as of December  31,
1997:

                                     Number of       Lease
Lessee           Aircraft Type       Aircraft     Expiration    Renewal Options
------           -------------       ---------    ----------    ---------------

TWA      McDonnell Douglas DC-9-30      10         11/04 (1)          none

(1) TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 10 aircraft is November 2004. The TWA leases were modified in 1991 and were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. In 1996, the leases were extended for a period of eight years until November 2004. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms.

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

         In 1996, GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for the 10 Partnership aircraft currently on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 10 aircraft were designated by TWA. The hushkits reconditioned the aircraft so as to meet Stage 3 noise level restrictions. The installation of the 10 hushkits was completed on the Partnership's aircraft in November 1996 and the leases for these 10 aircraft were extended for a period of eight years until November 2004.

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

Industry-wide, approximately 330 commercial jet aircraft were available for sale or lease at December 31, 1997, approximately 50 more than a year ago. At under 3% of the total available jet aircraft fleet, this is still a relatively low level of availability by industry historic standards. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following four years of strong traffic growth accompanied by rising yields, this trend reversed with many airlines reporting substantial profits since 1995. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996 and a further 1300 were ordered in 1997, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies and early wide-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. Economic turmoil in Asia in the second half of 1997 has brought about a significant reduction in traffic growth in much of that region which is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide-body sector of the market with as yet no impact evident in other world markets. In 1996, several airline accidents also impacted the market for older Stage 2 aircraft. The Partnership has been forced in the past to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions at a cost of approximately $1.6 million per aircraft. As noted above, hushkits have been installed on the 10 remaining aircraft. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in the Industry Update section of Item 7.

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

Item 2.  Properties

At December 31, 1997, Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 10 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The portfolio includes 10 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft have been disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.

The following table describes the Partnership's aircraft portfolio at December 31, 1997 in greater detail:

                                                     Year of          Cycles
Aircraft Type                   Serial Number      Manufacture    As of 12/31/97
-------------                   -------------      -----------    --------------
McDonnell Douglas DC-9-30          47028             1967             83,627
McDonnell Douglas DC-9-30          47030             1967             83,415
McDonnell Douglas DC-9-30          47095             1967             78,881
McDonnell Douglas DC-9-30          47109             1968             82,256
McDonnell Douglas DC-9-30          47134             1967             78,370
McDonnell Douglas DC-9-30          47136             1968             77,960
McDonnell Douglas DC-9-30          47172             1968             79,255
McDonnell Douglas DC-9-30          47173             1968             82,151
McDonnell Douglas DC-9-30          47250             1968             83,526
McDonnell Douglas DC-9-30          47491             1970             75,576


Item 3.  Legal Proceedings

Midway Airlines, Inc. (Midway) Bankruptcy - As previously reported in the Partnership's 1996 Form 10-K, in March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no payment or settlement of the Partnership's bankruptcy claims has been offered.

Kepford, et al. v. Prudential Securities, et al. -On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. On December 2, 1997, the trial court issued a scheduling order setting a September 7, 1998 trial date.

Riskind, et al. v. Prudential Securities, Inc., et al. - This action was filed in the District Court of the 165 Judicial District, Maverick County, Texas, on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. A second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed. This action was dismissed for want of prosecution in April of 1997.

Howland, et al. v. Polaris Holding Company, et al. - This action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Mary C. Scott v. Prudential Securities Inc. et al. -This action was transferred to the action entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al. v. Polaris Investment Management Corporation, et al. was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation (PIMC), the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI, as defendants. The complaint alleges that PIMC, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirements and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnerships in connection with the Sale Transaction described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton" and in failing to disclose material facts relating to such transaction. The plaintiffs sought to enjoin the Sale Transaction, but the Superior Court denied their motion on May 6, 1997. The plaintiffs appealed the Superior Court's denial of their motion to enjoin, but ultimately, the Supreme Court of Massachusetts denied their appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, the plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed the plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the defendants filed a motion to stay discovery and a demurrer seeking to dismiss the amended complaint. On November 5, 1997, the Superior Court granted the demurrer with leave to replead. On December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively. On January 26, 1998, defendants filed a demurrer seeking to dismiss the second amended complaint on the grounds that plaintiffs had failed to satisfy the pre-litigation demand requirements under California law for commencing a derivative action.

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

b)       Number of Security Holders:

                                                      Number of Record Holders
                    Title of Class                    as of December 31, 1997
         -----------------------------------        ---------------------------

         Depository Units Representing Assignments
         of Limited Partnership Interests:                   16,971

         General Partnership Interest:                            1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 1997 and 1996 totaled $11,100,000 and $18,875,000 respectively. Cash distributions per limited partnership unit were $22.20 and $37.75 in 1997 and 1996, respectively.


Item 6.  Selected Financial Data

                                                   For the years ended December 31,

                                 1997            1996            1995           1994            1993
                                 ----            ----            ----           ----            ----

Revenues                     $ 14,959,380   $ 17,077,758    $ 21,096,762   $ 13,486,506    $ 20,500,665

Net Income (Loss)               4,989,096     (6,803,529)      7,897,946       (181,996)      2,707,789

Net Income (Loss)
  allocated to Limited
  Partners                      4,939,205     (8,622,805)      6,694,079     (2,679,926)      1,430,836

Net Income (Loss) per
  Limited Partnership Unit           9.88         (17.25)          13.39          (5.36)           2.86

Cash Distributions per
  Limited Partnership
  Unit                              22.20          37.75           22.50          50.00           25.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                 22.20          37.75           22.50          50.00           25.00

Total Assets                   58,054,962     67,014,686      82,001,364     86,552,826     114,953,271

Partners' Capital              46,144,927     53,489,164      81,264,915     85,866,969     113,826,743

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1997, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft have been disassembled for sale of their component parts. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.


Remarketing Update

General - Polaris  Investment  Management  Corporation  (the General  Partner or
PIMC) evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of Aircraft or marketing such Aircraft for sale. This evaluation takes into account the current and potential earnings of the Aircraft, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the Aircraft. Recently, the General Partner has had discussions with third parties regarding the possibility of selling some or all of these Aircraft. While such discussions may continue, and similar discussions may occur again in the future, there is no assurance that such discussions will result in the Partnership receiving a purchase offer for all or any of the Aircraft which the General Partner would regard as acceptable.

Sale of Aircraft - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of 8 of the Partnership's 18 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services III LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 8 Aircraft occurred from June 5, 1997 to June 25, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unitholders, PIMC evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 12% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check had occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser was $10,947,000 which was allocated to the Aircraft and a note receivable by the Partnership. The Purchaser paid into an escrow account $1,233,289 of the Purchase Price in cash at the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $9,713,711. The Partnership received payment of $1,233,289 from the escrow account on June 26, 1997. On December 30, 1997, the Partnership received prepayment in full of the outstanding note receivable and interest earned by the Partnership to that date.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser had the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. In addition, PIMC was not paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 8 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred from June 5, 1997 to June 25, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of the rents, interest income and receivables accruing from April 1, 1997. As a result, the Partnership made payments to the Purchaser for the amounts due and received from April 1, 1997 to the closing date. Amounts totaling $1,341,968 during this period are included in rents from operating leases, interest and other income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $1,233,289 has been adjusted by the following; income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due from the Purchaser on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $9,827,305.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,092,046 during 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations.


Partnership Operations

The Partnership reported net income of $4,989,096, or $9.88 per limited partnership unit for the year ended December 31, 1997, compared to a net loss of $6,803,529, or $17.25 per limited partnership unit for the year ended December 31, 1996, and net income of $7,897,946, or $13.39 per limited partnership unit, for the year ended December 31, 1995.

The decrease in rental revenues, depreciation expense and management fees during 1997, is attributable to the sale of 8 aircraft to Triton during 1997. This decrease in rental revenues and depreciation expense was offset in part by increased depreciation expense attributable to the acquisition in November 1996 of noise-suppression devices, commonly known as "hushkits", for the 10 aircraft currently leased to TWA. The hushkits are being financed over 50 months at an interest rate of 10% per annum. The leases for these 10 aircraft were extended for a period of eight years until November 2004. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $1,205,566 and $122,197 in interest expense on the amount borrowed to finance the hushkits during 1997 and 1996, respectively.

The Partnership recorded an increase in other income during 1997. This increase in other income was the result of the receipt of $743,476 related to amounts due under the TWA maintenance credit and rent deferral agreement.

Rental revenues, net of related management fees, declined in 1996 as compared to 1995 due to the extension of the Continental leases at a current market rate that was lower than the prior lease rate. Additionally, TWA rental revenues were higher in 1995 due to the receipt, during 1995, of certain deferred rental amounts from 1994 as discussed below under TWA Restructuring.

In consideration for the rent deferral discussed later under TWA Restructuring, the Partnership received $157,568 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995 and recognized the net warrant value as of the date of receipt of $1,247,768 as revenue in 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $409,792 in 1995. In 1996, the Partnership sold its TWA Common Stock.

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

The Partnership recognized substantially higher depreciation expense in 1996, as compared to the prior year. As discussed in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used by the Partnership of approximately $12.5 million and $1.8 million in 1996 and 1995 as increased depreciation expense. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996 and 1995, and the downward adjustments to the estimated residual values recorded in 1995 as discussed later in the Industry Update section.

Liquidity and Cash Distributions

Liquidity - The Partnership received prepayment in full of all amounts due from Triton and all lease payments from lessees, except for the December 27, 1997 payment due from TWA. On January 2, 1998, the Partnership received its $850,000 rental payment from TWA that was due on December 27, 1997. This amount was included in rent and other receivables on the balance sheet at December 31, 1997. In addition, proceeds totaling $590,981 have been received for the sale of parts from the nine disassembled aircraft during 1997, as compared to proceeds of and $902,733 and $1,915,820 during 1996 and 1995, respectively. The net book value of the Partnership's aircraft inventory was recovered in full during 1996. As a result, the payments received during 1997 have been recorded as gain on sale of aircraft inventory.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

As discussed above and in Note 6 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives
(ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.0 million against rental payments, subject to annual limitations, over the remaining lease terms.

Cash Distributions - Cash distributions to limited partners were $11,100,000, $18,875,000 and $11,250,000 in 1997, 1996 and 1995, respectively. Cash distributions per limited partnership unit totaled $22.20, $37.75 and $22.50 in 1997, 1996 and 1995, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; and payments generated from the aircraft disassembly process.

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

In addition, an AD adopted in 1990, applicable to McDonnell Douglas aircraft, requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The AD requires specific work to be performed at various cycle thresholds between 40,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

In January 1993, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by January 31, 1994.

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

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The key features of the rule include:

         - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996 and 1998. All Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003.

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

Demand for Aircraft - Industry-wide, approximately 330 commercial jet aircraft were available for sale or lease at December 31, 1997, approximately 50 more than a year ago. At under 3% of the total available jet aircraft fleet, this is still a relatively low level of availability by industry historic standards. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following four years of strong traffic growth accompanied by rising yields, this trend reversed with many airlines reporting substantial profits since 1995. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996 and a further 1300 were ordered in 1997, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies and early wide-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. Economic turmoil in Asia in the second half of 1997 has brought about a significant reduction in traffic growth in much of that region which is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide-body sector of the market with as yet no impact evident in other world markets.

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

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased. As a result of the 1995 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $194,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $12.5 million and $1.8 million, or $24.95 and $3.54 per limited Partnership unit, of this deficiency as increased depreciation expense in 1996 and 1995. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, and then deducted this amount from the carrying value of the aircraft. The partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. The deficiency in 1995 was generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

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




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund III,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



San Francisco, California,
    January 23, 1998

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                                        1997            1996
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 28,632,488    $ 20,229,105

RENT AND OTHER RECEIVABLES                              850,760         351,508

AIRCRAFT, net of accumulated depreciation
  of $53,612,863 in 1997 and $97,860,513 in 1996     28,571,714      46,329,798

OTHER ASSETS                                               --           104,275
                                                   ------------    ------------

                                                     58,054,962    $ 67,014,686
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    123,242    $     86,005

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            80,211          72,159

DEFERRED INCOME                                         626,578         460,080

NOTES PAYABLE                                        11,080,004      12,907,278
                                                   ------------    ------------

       Total Liabilities                             11,910,035      13,525,522
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (2,854,104)     (1,670,662)
  Limited Partners, 500,000 units
     issued and outstanding                          48,999,031      55,159,826
                                                   ------------    ------------

       Total Partners' Capital                       46,144,927      53,489,164
                                                   ------------    ------------

                                                   $ 58,054,962    $ 67,014,686
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                         1997           1996            1995
                                         ----           ----            ----

REVENUES:
    Rent from operating leases      $ 11,965,617   $ 15,230,936    $ 16,186,560
    Interest                           1,617,688      1,438,839       1,989,518
    Gain on sale of aircraft
      inventory                          590,981        206,781            --
    Lessee settlements                      --          144,444       1,263,124
    Receipt of lessee stock
      warrants                              --             --         1,247,768
    Gain on trading securities              --           38,898         409,792
    Other                                785,094         17,860            --
                                    ------------   ------------    ------------

         Total Revenues               14,959,380     17,077,758      21,096,762
                                    ------------   ------------    ------------

EXPENSES:
    Depreciation                       7,930,392     22,661,686      12,031,947
    Management fees to general
      partner                            420,482        761,547         809,328
    Interest                           1,205,566        122,197            --
    Operating                             33,158         24,549          29,282
    Administration and other             380,686        311,308         328,259
                                    ------------   ------------    ------------

         Total Expenses                9,970,284     23,881,287      13,198,816
                                    ------------   ------------    ------------

NET INCOME (LOSS)                   $  4,989,096   $ (6,803,529)   $  7,897,946
                                    ============   ============    ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER             $     49,891   $  1,819,276    $  1,203,867
                                    ============   ============    ============

NET INCOME (LOSS) ALLOCATED
    TO THE LIMITED PARTNERS         $  4,939,205   $ (8,622,805)   $  6,694,079
                                    ============   ============    ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                $       9.88   $     (17.25)   $      13.39
                                    ============   ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                      General         Limited
                                      Partner        Partners          Total
                                      -------        --------          -----

Balance, December 31, 1994        $ (1,346,583)   $ 87,213,552    $ 85,866,969

    Net income                       1,203,867       6,694,079       7,897,946

    Cash distributions to
      partners                      (1,250,000)    (11,250,000)    (12,500,000)
                                  ------------    ------------    ------------

Balance, December 31, 1995          (1,392,716)     82,657,631      81,264,915

    Net income (loss)                1,819,276      (8,622,805)     (6,803,529)

    Cash distributions to
      partners                      (2,097,222)    (18,875,000)    (20,972,222)
                                  ------------    ------------    ------------

Balance, December 31, 1996          (1,670,662)     55,159,826      53,489,164

    Net income                          49,891       4,939,205       4,989,096

    Cash distributions to
      partners                      (1,233,333)    (11,100,000)    (12,333,333)
                                  ------------    ------------    ------------

Balance, December 31, 1997        $ (2,854,104)   $ 48,999,031    $ 46,144,927
                                  ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997            1996            1995
                                                            ----            ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                                    $  4,989,096    $ (6,803,529)   $  7,897,946
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                         7,930,392      22,661,686      12,031,947
    Gain on sale of aircraft inventory                     (590,981)       (206,781)           --
    Changes in operating assets and liabilities:
        Increase in marketable securities, trading             --         1,659,160      (1,659,160)
        Decrease (increase) in rent and other
           receivables                                     (498,866)       (343,337)        477,380
        Decrease (increase) in other assets                 104,275         (78,186)           --
        Increase (decrease) in payable to affiliates         37,237         (44,579)          8,926
        Increase (decrease) in accounts payable
           and accrued liabilities                          (43,147)        (11,925)         41,666
        Increase (decrease) in deferred income              166,498         (61,701)           --
                                                       ------------    ------------    ------------

           Net cash provided by operating activities     12,094,504      16,770,808      18,798,705
                                                       ------------    ------------    ------------

INVESTING ACTIVITIES:
  Increase in aircraft capitalized costs                       --       (15,930,822)           --
  Proceeds from sale of aircraft inventory                  590,981         902,733       1,915,820
  Proceeds from sale of aircraft                          1,506,762            --              --
  Payments to Purchaser related to sale of aircraft      (1,341,968)           --              --
  Inventory disassembly costs                                  --            (9,282)       (214,113)
  Increase in notes receivable                                 --              --          (499,868)
  Principal payments on notes receivable                  9,713,711       1,546,407       1,702,862
                                                       ------------    ------------    ------------

           Net cash provided by (used in)
              investing activities                       10,469,486     (13,490,964)      2,904,701
                                                       ------------    ------------    ------------

FINANCING ACTIVITIES:
  Increase in notes payable                                    --        12,930,822            --
  Principle payments on notes payable                    (1,827,274)        (23,544)           --
  Cash distributions to partners                        (12,333,333)    (20,972,222)    (12,500,000)
                                                       ------------    ------------    ------------

           Net cash used in financing activities        (14,160,607)     (8,064,944)    (12,500,000)
                                                       ------------    ------------    ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                             8,403,383      (4,785,100)      9,203,406

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      20,229,105      25,014,205      15,810,799
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                          $ 28,632,488    $ 20,229,105    $ 25,014,205
                                                       ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents is stated at cost, which approximates fair value.

Marketable Securities, trading - Marketable Securities, trading were carried at fair value, which was determined based on quoted market prices. These securities were held for sale in the near term (Note 6).

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1997, 1996 and 1995.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Notes Receivable - The Partnership had recorded an allowance for credit losses for certain impaired notes as discussed in Note 8. The Partnership recognizes revenue on these notes only as payments are received.

                                                       1997              1996
                                                       ----              ----
Allowance for credit losses,
   beginning of year                              $  (160,571)      $(1,993,095)
Provision for credit losses                              --                --
Write-downs                                              --                --
Collections                                           160,571         1,832,524
                                                  -----------       -----------
Allowance for credit losses,
   end of year                                    $      --         $  (160,571)
                                                  ===========       ===========


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


3.       Aircraft

At December 31, 1997, the Partnership owned 10 aircraft and certain inventoried aircraft parts from its original portfolio of 38 used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases, the Partnership has agreed to share in the cost of compliance with ADs. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in 1992, seven aircraft in 1993, three aircraft in 1994 and eight aircraft in 1997. In addition, nine aircraft have been disassembled for sale of their component parts (Note 5).

The following table describes the Partnership's aircraft portfolio at December 31, 1997 in greater detail:

                                                           Year of
Aircraft Type                   Serial Number            Manufacture
-------------                   -------------            -----------
McDonnell Douglas DC-9-30          47028                    1967
McDonnell Douglas DC-9-30          47030                    1967
McDonnell Douglas DC-9-30          47095                    1967
McDonnell Douglas DC-9-30          47109                    1968
McDonnell Douglas DC-9-30          47134                    1967
McDonnell Douglas DC-9-30          47136                    1968
McDonnell Douglas DC-9-30          47172                    1968
McDonnell Douglas DC-9-30          47173                    1968
McDonnell Douglas DC-9-30          47250                    1968
McDonnell Douglas DC-9-30          47491                    1970

Ten McDonnell Douglas DC-9-30s - Initially thirteen aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing. In June 1997, three of the ten aircraft were sold, subject to the existing leases, to Triton Aviation Services III LLC, as discussed in Note 4. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004, as discussed in Note 7.

The following is a schedule by year of future minimum rental revenue under the existing leases:

              Year                                  Amount
              ----                                  ------
              1998                             $ 10,200,000
              1999                               10,200,000
              2000                               10,200,000
              2001                               10,200,000
              2002 and thereafter                20,650,000
                                               ------------

                                               $ 61,450,000
                                               ============

Future minimum rental payments may be offset or reduced by future costs as described in Note 6.

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. As a result, the Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995.

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

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $12.5 million and $1.8 million, or $24.95 and $3.51 per limited Partnership unit, as increased depreciation expense in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

The General Partner evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the

Partnership's remaining portfolio of Aircraft or marketing such Aircraft for sale. This evaluation takes into account the current and potential earnings of the Aircraft, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the Aircraft. Recently, the General Partner has had discussions with third parties regarding the possibility of selling some or all of these Aircraft. While such discussions may continue, and similar discussions may occur again in the future, there is no assurance that such discussions will result in the Partnership receiving a purchase offer for all or any of the Aircraft which the General Partner would regard as acceptable.


4.      Sale of Aircraft

On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of 8 of the Partnership's 18 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services III LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 8 Aircraft occurred from June 5, 1997 to June 25, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser was $10,947,000 which was allocated to the Aircraft and a note receivable by the Partnership. The Purchaser paid into an escrow account $1,233,289 of the Purchase Price in cash at the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $9,713,711. The Partnership received payment of $1,233,289 from the escrow account on June 26, 1997. On December 30, 1997, the Partnership received prepayment in full of the outstanding note receivable and interest earned by the Partnership to that date.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser had the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. In addition, PIMC was not paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 8 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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

The Accounting Treatment of the Transaction - In accordance with GAAP, the Partnership recognized rental income up until the closing date for each aircraft which occurred from June 5, 1997 to June 25, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of the rents, interest income and receivables accruing from April 1, 1997. As a result, the Partnership made payments to the Purchaser for the amounts due and received from April 1, 1997 to the closing date. Amounts totaling $1,341,968 during this period are included in rents from operating leases, interest and other income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $1,233,289 has been adjusted by the following; income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due from the Purchaser on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $9,827,305.

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


5.       Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) and the six Boeing 727-100 aircraft formerly leased to Continental Airlines, Inc. (Continental) (Note 8), the Partnership entered into an agreement with Soundair, Inc.(Soundair) for the disassembly and sale of these aircraft in 1992.

The Partnership has incurred the cost of disassembly and will receive the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commission paid to Soundair. Disassembly of the aircraft has been completed. During 1995, the Partnership paid $214,113 aircraft disassembly costs for the six Boeing 727-100s. During 1997, 1996 and 1995, the Partnership received net proceeds from the sale of aircraft inventory of $590,981, $902,733 and $1,915,820, respectively.


6.       TWA Reorganization

The Partnership renegotiated the TWA leases after TWA defaulted under its leases with the Partnership during 1991. The renegotiated agreement stipulated that the Partnership share in the cost of certain ADs after TWA successfully reorganized. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $4.7 million have been offset against rental payments. Under the terms of this agreement, TWA may offset up to an additional $1.0 million against rental payments, subject to annual limitations, over the remaining lease terms.

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

7.       TWA Lease Extension

GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for the 10 Partnership aircraft currently on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 10 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Installation of the 10 hushkits on the Partnership's aircraft was completed in November 1996 and the leases for these 10 aircraft were extended for a period of eight years until November 2004.

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over 50 months at an interest rate of approximately 10% per annum. Cash paid for interest expense on the loan was $1,100,648 and $215,416 in 1997 and 1996, respectively.

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables.


8.       Continental Lease Modification

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


9.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1997, 1996 and 1995, the Partnership paid management fees to PIMC of $369,396, $752,014 and $809,328, respectively. Management fees payable to PIMC were $57,530 and $17,500 at December 31, 1997 and 1996, respectively.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1997, 1996 and 1995, the Partnership reimbursed PIMC for expenses of $470,603, $396,504 and $521,705, respectively. Reimbursements totaling $65,712 and $68,505 were payable to PIMC at December 31, 1997 and 1996, respectively.

  c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement. After the Partnership has sold or disposed of aircraft representing 50% of the total aircraft cost, gains from the sale or other disposition of aircraft are generally allocated first to the General Partner until such time that the General Partner's capital account is equal to the amount to be distributed to the General Partner from the proceeds of such sale or disposition.

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

  e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 10).


10.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 9). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 12, varies from income or loss calculated for tax purposes.

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners.

The different methods of allocating items of income, loss and cash available for distribution combined with the calculation of items of income and loss for book and tax purposes result in book basis capital accounts that may vary significantly from tax basis capital accounts. The ultimate liquidation and distribution of remaining cash will be based on the tax basis capital accounts following liquidation, in accordance with the Agreement.

Had all the assets of the Partnership been liquidated at December 31, 1997 at the current carrying value, the tax basis capital accounts of the General Partner and the Limited Partners is estimated to be $4,733,066 and $41,411,861 respectively.


11.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1997 and 1996 are as follows:

                      Reported Amounts         Tax Basis         Net Difference
                      ----------------         ---------         --------------

1997:    Assets        $ 58,054,962         $ 42,276,950          $ 15,778,012
         Liabilities     11,910,035           11,323,507               586,528

1996:    Assets        $ 67,014,686         $ 40,308,934          $ 26,705,752
         Liabilities     13,525,522           13,121,491               404,031

12.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                            For the years ended December 31,
                                            --------------------------------

                                           1997            1996          1995
                                           ----            ----          ----

Book net income (loss) per limited
  partnership unit                      $    9.88     $   (17.25)     $  13.39
Adjustments for tax purposes represent
  differences between book and tax
  revenue and expenses:
     Rental revenue                         (0.53)         (3.65)        (4.94)
     Management fee expense                  0.06           0.16          0.28
     Depreciation                            5.12          16.36         (4.96)
     Gain or loss on sale of aircraft        9.00            -             -
     Basis in inventory                     (0.40)         (0.62)        (1.35)
     Other revenue and expense items          -            (0.48)        (0.01)
                                        ---------     ----------      --------

Taxable net income (loss) per limited
  partnership unit                      $   23.13     $    (5.48)     $   2.41
                                        =========     ==========      ========

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


13.      Subsequent Events

The Partnership made a cash distribution of $1,874,850 or $3.75 per limited partnership unit, to limited partners, and $208,317 to the General Partner on January 15, 1998.

The Partnership made a special cash distribution of $12,923,966, or $25.85 per limited partnership unit, to limited partners, and $1,435,996 to the General Partner on February 23, 1998, as a result of the prepayment of the Promissory Note from Triton, as discussed in Note 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

              Name                       PIMC  Title
         --------------             ---------------------

         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Richard J. Adams           Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 37, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 45, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 64, held the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC from August 1992 until October 1997, having previously served as Vice President - Aircraft Sales & Leasing, Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams assumed the position of Director of

PIMC. Mr. Adams presently holds the position of Senior Vice President - Fleet Advisory Services of GECAS, having previously held the position of Senior Vice President - Stage II Aircraft.

Mr. Liu, 40, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 49, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 56, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Partnership is not named as a defendant in this action. The complaint seeks an award of compensatory and other damages and remedies. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Plaintiffs filed a notice of appeal on September 2, 1994. On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims. On September 25, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.

Moross, et al. v. Polaris Holding Company, et al. was transferred to the Multi-District Litigation, which has been settled as described below.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The Partnership is not named as a defendant in this action. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 allegedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees.

On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to make a payment to a class of unitholders previously certified by the Court. On August 1, 1997, the Court approved a class settlement with the Polaris defendants.

Adams, et al. v. Prudential Securities, Inc. et al. was transferred to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which has been settled as discussed above.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc. (Kidder Peabody), et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al. was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The Partnership is not named as a defendant in this action. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through
VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. On March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. On November 5, 1997, the Superior Court granted the demurrer with leave to replead. On December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively. On January 26, 1998, defendants filed a demurrer seeking to dismiss the second amended
complaint   on  the  grounds   that   plaintiffs   had  failed  to  satisfy  the
pre-litigation demand requirements under California law for commencing a derivative action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The Partnership is not named as a defendant in this action. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and

Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. On October 8, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital
Corporation.  The  Partnership  is not  named  as a  defendant  in this  action.

Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action.

Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

The following actions were settled pursuant to a settlement agreement entered into on June 6, 1997. An additional settlement was entered into on November 19, 1997 with certain plaintiffs who had refused to participate in the first settlement:

A complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 15, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Mary Grant Tarrer, et al. v. Kidder Peabody & Co. (Kidder Peabody), et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 16, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 6, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 13, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 26, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about January 16, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and

Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled George Zicos, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about February 14, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

Three complaints which were filed on or about March 21, 1997, in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in any of these actions. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A summons and First Amended Complaint entitled Sara J. Bishop, et al. v. Kidder Peabody & Co., et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about April 9, 1996, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General

Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Wilson et al. v. Polaris Holding Company et al., which was filed in the Superior Court of the State of California, for the County of Sacramento, on October 1, 1996, by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and Does 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs.


Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1997 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11. Executive Compensation

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $369,396 were paid to PIMC in 1997 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


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


2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

         A current report on Form 8-K was filed on January 5, 1998 to report the prepayment in full of the Promissory Note due from Triton Aviation Services III LLC on December 30, 1997.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27. Financial Data Schedule (in electronic format only).


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


                                    POLARIS AIRCRAFT INCOME FUND III,
                                    A California Limited Partnership
                                    (REGISTRANT)
                                    By:     Polaris Investment
                                            Management Corporation
                                            General Partner




           March 27, 1998                   By:   /S/ Eric M. Dull
           --------------                         ------------------------
                Date                              Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                            Date
      ---------                       -----                            ----

    /S/Eric M. Dull       President and Director of Polaris       March 27, 1998
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 27, 1998
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Richard J. Adams   Director of Polaris Investment          March 27, 1998
    -------------------   Management Corporation, General         --------------
    (Richard J. Adams)    Partner of the Registrant