Form 10-Q
period 1998-03-31
POLARIS AIRCRAFT INCOME FUND III
filed 1998-05-14
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  -------------

                                    FORM 10-Q

                                  -------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                        State of Organization: California
                   IRS Employer Identification No. 94-3023671
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes_X_     No___






                       This document consists of 12 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1998




                                      INDEX



Part I.       Financial Information                                       Page


         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 1998 and
                  December 31, 1997..........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 1998 and 1997....................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Three Months Ended March 31, 1998......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 1998 and 1997..............................6

              e)  Notes to Financial Statements..............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........9



Part II.      Other Information

         Item 1.      Legal Proceedings.....................................11

         Item 6.      Exhibits and Reports on Form 8-K......................11

         Signature    ......................................................12



                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                                              March 31,      December 31,
                                                                                1998             1997
                                                                                ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                                                  $ 13,924,259    $ 28,632,488

RENT AND OTHER RECEIVABLES                                                      851,130         850,760

AIRCRAFT, net of accumulated depreciation
   of $54,630,671 in 1998 and $53,612,863 in 1997                            27,553,906      28,571,714
                                                                           ------------    ------------

                                                                           $ 42,329,295    $ 58,054,962
                                                                           ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                      $    147,821    $    123,242

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                                                  127,546          80,211

DEFERRED INCOME                                                                 929,236         626,578

NOTES PAYABLE                                                                10,286,989      11,080,004
                                                                           ------------    ------------

        Total Liabilities                                                    11,491,592      11,910,035
                                                                           ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                           (4,180,776)     (2,854,104)
   Limited Partners, 499,960 and 500,000 units
     outstanding in 1998 and 1997, respectively                              35,018,479      48,999,031
                                                                           ------------    ------------

        Total Partners' Capital                                              30,837,703      46,144,927
                                                                           ------------    ------------

                                                                           $ 42,329,295    $ 58,054,962
                                                                           ============    ============

         The accompanying notes are an integral part of these statements

                                        3



                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------

                                                                             1998        1997
                                                                             ----        ----
REVENUES:
   Rent from operating leases                                             $2,247,342  $3,906,924
   Interest                                                                  297,746     248,686
   Gain on sale of aircraft inventory                                         89,534      84,937
   Other                                                                        --        21,099
                                                                          ----------  ----------

           Total Revenues                                                  2,634,622   4,261,646
                                                                          ----------  ----------

EXPENSES:
   Depreciation                                                            1,017,808   3,073,473
   Management fees to general partner                                         86,787     195,346
   Interest                                                                  256,148     322,556
   Operating                                                                  36,720       4,874
   Administration and other                                                   97,334      80,007
                                                                          ----------  ----------

           Total Expenses                                                  1,494,797   3,676,256
                                                                          ----------  ----------

NET INCOME                                                                $1,139,825  $  585,390
                                                                          ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                                                    $  317,641  $  318,323
                                                                          ==========  ==========

NET INCOME ALLOCATED TO
   LIMITED PARTNERS                                                       $  822,184  $  267,067
                                                                          ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                                       $     1.64  $     0.53
                                                                          ==========  ==========




         The accompanying notes are an integral part of these statements


                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                       Year Ended December 31, 1997 and
                                       Three Months Ended March 31, 1998
                                       ---------------------------------

                                      General       Limited
                                      Partner       Partners         Total
                                      -------       --------         -----
Balance, December 31, 1996         $(1,670,662)  $ 55,159,826   $ 53,489,164

   Net income                           49,891      4,939,205      4,989,096

   Cash distributions to partners   (1,233,333)   (11,100,000)   (12,333,333)
                                   -----------   ------------   ------------

Balance, December 31, 1997          (2,854,104)    48,999,031     46,144,927

   Net income                          317,641        822,184      1,139,825

   Capital redemptions (40 units)         --           (3,920)        (3,920)

   Cash distributions to partners   (1,644,313)   (14,798,816)   (16,443,129)
                                   -----------   ------------   ------------

Balance, March 31, 1998            $(4,180,776)  $ 35,018,479   $ 30,837,703
                                   ===========   ============   ============










         The accompanying notes are an integral part of these statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Three Months Ended March 31,
                                                       ----------------------------

                                                              1998          1997
                                                              ----          ----
OPERATING ACTIVITIES:
     Net income                                         $  1,139,825  $    585,390
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Gain on sale of aircraft inventory                    (89,534)      (84,937)
       Depreciation                                        1,017,808     3,073,473
       Changes in operating assets and liabilities:
          Increase in rent and other receivables                (370)     (618,731)
          Decrease in other assets                              --          70,427
          Increase in payable to affiliates                   24,579       110,370
          Increase (decrease) in accounts payable
              and accrued liabilities                         47,335       (30,433)
          Increase (decrease) in deferred income             302,658      (388,902)
                                                        ------------  ------------

              Net cash provided by operating activities    2,442,301     2,716,657
                                                        ------------  ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory             89,534        84,937
                                                        ------------  ------------

              Net cash provided by investing activities       89,534        84,937
                                                        ------------  ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                    (793,015)      (23,939)
     Capital redemptions                                      (3,920)         --
     Cash distributions to partners                      (16,443,129)   (3,472,222)
                                                        ------------  ------------

              Net cash used in financing activities      (17,240,064)   (3,496,161)
                                                        ------------  ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                         (14,708,229)     (694,567)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                  28,632,488    20,229,105
                                                        ------------  ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                      $ 13,924,259  $ 19,534,538
                                                        ============  ============

         The accompanying notes are an integral part of these statements

                                        6

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.      Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund III's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996, and 1995 included in the Partnership's 1997 Annual Report to the SEC on Form 10-K.


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                           Three Months Ended     Payable at
                                             March 31, 1998      March 31, 1998
                                             --------------      --------------

Aircraft Management Fees                     $     75,000         $    69,316

Out-of-Pocket Administrative Expense
    Reimbursement                                  67,216              68,859

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement              14,535               9,646
                                             ------------         -----------

                                             $    156,751         $   147,821
                                             ============         ===========


3.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1998, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft have been disassembled for sale of their component parts.


Partnership Operations

The Partnership reported net income of $1,139,825, or $1.64 per limited partnership unit, for the three months ended March 31, 1998 compared to net income of $585,390, or $0.53 per unit, for the same period in 1997.

The increase in net income during the three months ended March 31, 1998, as compared to the same period in 1997, was primarily the result of decreased depreciation, partially offset by a decrease in rental revenues. The decrease in rental revenues, management fees and depreciation was due to the sale of aircraft to Triton in 1997.

Operating expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to an increase in legal expenses related to the sale of the remaining aircraft.

Administration and other expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to increases in printing and postage costs related to an additional distribution.

The increase in the deferred income balance at March 31, 1998 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three months ended March 31, 1998 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, except for the March 1998 lease payment. On April 1, 1998, the Partnership received its $850,000 rental payment from TWA that was due on March 27, 1998. This amount was included in rent and other receivables on the balance sheet at March 31, 1998. In addition, payments totaling $89,534 have been received during the first quarter of 1998 from the sale of parts from the nine disassembled aircraft, as compared to payments of $84,937 during the same period in 1997.

Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1998 and 1997 were $14,798,816, or $29.60 per limited partnership unit, and $3,125,000, or $6.25 per unit, respectively. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services III LLC on December 30, 1997. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; and payments generated from the aircraft disassembly process.

                           Part II. Other Information


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1997 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     27. Financial Data Schedule (in electronic format only).

b)   Reports on Form 8-K

     A Current Report on Form 8-K, dated December 30, 1997, reporting a prepayment in full of the Promissory Note from Triton Aviation Services III LLC, was filed on January 5, 1998.

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

                              POLARIS AIRCRAFT INCOME FUND III,
                              A California Limited Partnership
                              (Registrant)
                              By: Polaris Investment
                                  Management Corporation,
                                  General Partner




      May 13, 1998              By: /S/Marc A. Meiches
-------------------------           ------------------
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