Form 10-K/A
period 1997-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 1998-05-28
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 ---------------
                                   FORM 10-K/A
                                 Amendment No. 1
                                 ---------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from__to__

                          Commission File No. 33-10122

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership
              -----------------------------------------------------
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

                    Documents incorporated by reference: None

                       This document consists of 10 pages.

The undersigned registrant hereby amends Item 7 of its Annual Report on Form 10-K for the year ended December 31, 1997 in its entirety as follows:

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

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unitholders, PIMC evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1.5% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check had occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

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


                                               POLARIS AIRCRAFT INCOME FUND III,
                                               A California Limited Partnership
                                               (REGISTRANT)
                                               By: Polaris Investment
                                                   Management Corporation
                                                   General Partner





       May 27, 1998                 By: /S/ Marc A. Meiches
---------------------------             ----------------------------------------
           Date                         Marc A. Meiches, Chief Financial Officer