Form 10-Q
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 1998-08-13
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from___to___


                                ----------------

                          Commission File No. 33-10122

                                ----------------




                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-3023671
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776


Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                              Yes_X_           No___





                       This document consists of 13 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1998




                                      INDEX



Part I.       Financial Information                                        Page


         Item 1.    Financial Statements

              a)  Balance Sheets - June 30, 1998 and
                  December 31, 1997...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1998 and 1997................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Six Months Ended June 30, 1998..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1998 and 1997................................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9



Part II.      Other Information

         Item 1.      Legal Proceedings......................................11

         Item 6.      Exhibits and Reports on Form 8-K.......................11

         Signature    .......................................................12



                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                       June 30,     December 31,
                                                         1998           1997
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 13,838,513   $ 28,632,488

RENT AND OTHER RECEIVABLES                               851,008        850,760

AIRCRAFT, net of accumulated depreciation
    of $55,233,525 in 1998 and $53,612,863 in 1997    26,951,052     28,571,714
                                                    ------------   ------------
                                                    $ 41,640,573   $ 58,054,962
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    166,329   $    123,242

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          103,380         80,211

DEFERRED INCOME                                        1,231,894        626,578

NOTES PAYABLE                                          9,474,984     11,080,004
                                                    ------------   ------------
         Total Liabilities                            10,976,587     11,910,035
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (4,187,247)    (2,854,104)
    Limited Partners, 499,960 and 500,000 units
      outstanding in 1998 and 1997, respectively      34,851,233     48,999,031
                                                    ------------   ------------
         Total Partners' Capital                      30,663,986     46,144,927
                                                    ------------   ------------
                                                    $ 41,640,573   $ 58,054,962
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                                 --------                 --------
                                              1998        1997        1998        1997
                                              ----        ----        ----        ----
REVENUES:
   Rent from operating leases             $2,247,342  $3,564,009  $4,494,684  $7,470,933
   Interest                                  183,246     286,058     480,992     534,744
   Gain on sale of aircraft inventory         52,447     211,310     141,981     296,247
   Other                                        --       763,995        --       785,094
                                          ----------  ----------  ----------  ----------
           Total Revenues                  2,483,035   4,825,372   5,117,657   9,087,018
                                          ----------  ----------  ----------  ----------
EXPENSES:
   Depreciation                              602,854   2,406,350   1,620,662   5,479,823
   Management fees to general partner         86,786     112,367     173,573     307,713
   Interest                                  237,138     312,125     493,286     634,681
   Operating                                  18,724       8,911      55,444      13,785
   Administration and other                  100,268     116,651     197,602     196,658
                                          ----------  ----------  ----------  ----------
           Total Expenses                  1,045,770   2,956,404   2,540,567   6,632,660
                                          ----------  ----------  ----------  ----------
NET INCOME                                $1,437,265  $1,868,968  $2,577,090  $2,454,358
                                          ==========  ==========  ==========  ==========
NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                    $  154,627  $  331,158  $  472,268  $  649,481
                                          ==========  ==========  ==========  ==========
NET INCOME ALLOCATED
   TO LIMITED PARTNERS                    $1,282,638  $1,537,810  $2,104,822  $1,804,877
                                          ==========  ==========  ==========  ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $     2.57  $     3.08  $     4.21  $     3.61
                                          ==========  ==========  ==========  ==========


         The accompanying notes are an integral part of these statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                        Year Ended December 31, 1997 and
                                         Six Months Ended June 30, 1998
                                         ------------------------------

                                      General       Limited
                                      Partner       Partners        Total
                                      -------       --------        -----
Balance, December 31, 1996         $(1,670,662)  $ 55,159,826   $ 53,489,164

   Net income                           49,891      4,939,205      4,989,096

   Cash distributions to partners   (1,233,333)   (11,100,000)   (12,333,333)
                                   -----------   ------------   ------------
Balance, December 31, 1997          (2,854,104)    48,999,031     46,144,927

   Net income                          472,268      2,104,822      2,577,090

   Capital redemptions (40 units)         --           (3,920)        (3,920)

   Cash distributions to partners   (1,805,411)   (16,248,700)   (18,054,111)
                                   -----------   ------------   ------------
Balance, June 30, 1998             $(4,187,247)  $ 34,851,233   $ 30,663,986
                                   ===========   ============   ============





         The accompanying notes are an integral part of these statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1998           1997
                                                              ----           ----
OPERATING ACTIVITIES:
     Net income                                          $  2,577,090   $  2,454,358
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Gain on sale of aircraft inventory                    (141,981)      (296,247)
       Depreciation                                         1,620,662      5,479,823
       Changes in operating assets and liabilities:
          Increase in rent and other receivables                 (248)      (498,866)
          Decrease in prepaid fees                               --          104,275
          Increase in payable to affiliates                    43,087         78,265
          Increase in accounts payable
              and accrued liabilities                          23,169        102,439
          Increase (decrease) in deferred income              605,316       (438,818)
                                                         ------------   ------------
              Net cash provided by operating activities     4,727,095      6,985,229
                                                         ------------   ------------
INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory             141,981        296,247
     Proceeds from sale of aircraft                              --        1,491,329
     Payments to Purchaser related to sale of aircraft           --       (1,341,968)
     Principal payments on notes receivable                      --          185,013
                                                         ------------   ------------
              Net cash provided by investing activities       141,981        630,621
                                                         ------------   ------------
FINANCING ACTIVITIES:
     Principal payments on notes payable                   (1,605,020)      (296,446)
     Capital redemptions                                       (3,920)          --
     Cash distributions to partners                       (18,054,111)    (6,944,444)
                                                         ------------   ------------
              Net cash used in financing activities       (19,663,051)    (7,240,890)
                                                         ------------   ------------
CHANGES IN CASH AND CASH
     EQUIVALENTS                                          (14,793,975)       374,960

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                   28,632,488     20,229,105
                                                         ------------   ------------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                       $ 13,838,513   $ 20,604,065
                                                         ============   ============
SUPPLEMENTAL INFORMATION:
     Interest paid                                       $    494,980   $    531,475
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the curren quarter to the general partner,
Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for
                                      Three Months Ended         Payable at
                                         June 30, 1998          June 30, 1998
                                         -------------          -------------
Aircraft Management Fees                  $    75,000            $    81,103

Out-of-Pocket Administrative and
    Selling Expense Reimbursement             133,247                 83,703

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement          11,882                  1,523
                                          -----------            -----------
                                          $   220,129            $   166,329
                                          ===========            ===========

3.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue,income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1998, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) and certain inventoried aircraft parts out of its original portfolio of 38 aircraft. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft have been disassembled for sale of their component parts.

In August 1998, the Partnership entered into an agreement for the sale of its remaining inventory of aircraft parts, with a net carrying value of $0, from the nine disassembled aircraft to Soundair, Inc. The remaining inventory was sold effective February 1, 1998 for $100,000, less amounts previously received for sales in the month of February of $11,404. The net purchase price will be paid in four monthly installments commencing in August.


Partnership Operations

The Partnership recorded net income of $1,437,265, or $2.57 per limited partnership unit, for the three months ended June 30, 1998, as compared to net income of $1,868,968, or $3.08 per limited partnership unit, for the three months ended June 30, 1997. The Partnership recorded net income of $2,577,090 or $4.21 per limited partnership unit, for the six months ended June 30, 1998 compared to net income of $2,454,358, or $3.61 per limited partnership unit, for the six months ended June 30, 1997.

Rental revenues, management fees and depreciation decreased during the three and six months ended June 30, 1998, as compared to the same periods in 1997, primarily due to the sale of aircraft to Triton Aviation Services III LLC (Triton) in 1997.

The Partnership recorded other income of $785,094 during the six months ended June 30, 1997. This other income was primarily the result of the receipt of $743,476 during the second quarter of 1997 related to amounts due under the TWA maintenance credit and rent deferral agreement.

Interest income decreased during the three and six months ended June 30, 1998, as compared to the same periods in 1997, due to the payoff of notes receivable from Continental Airlines, Inc. and Triton during 1997.

Interest expense decreased during the three and six months ended June 30, 1998, as compared to the same periods in 1997,due to the continuing principal payments on the TWA hushkit notes payable.

Operating expenses increased during the three and six months ended June 30, 1998 as compared to the same periods in 1997, due to an increase in legal expenses related to the sale of the remaining aircraft.

The increase in the deferred income balance at June 30, 1998 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three and six months ended June 30, 1998 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.

Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, except for the June 1998 lease payment. On July 2, 1998, the Partnership received its $850,000 rental payment from TWA that was due on June 27,1998. This amount was included in rent and other receivables on the balance sheet at June 30, 1998. In addition, payments totaling $141,981 have been received during the first six months of 1998 from the sale of parts from the nine disassembled aircraft, as compared to payments of $296,247 during the same period in 1997.

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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1998 and 1997 were $1,449,884, or $2.90 per limited partnership unit, and $3,125,000, or $6.25 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1998 and 1997 were $16,248,700, or $32.50 per limited partnership unit, and $6,250,000, or $12.50 per limited partnership unit, respectively. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services III LLC on December 30, 1997. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; and the receipt of rental payments from TWA.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission
(SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On April 23, 1998, the Court consolidated for discovery purposes this action with the action entitled "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et. al. On July 9, 1998, the Court denied the defendants' demurrer to dismiss the plaintiffs' second amended complaint. On July 28, 1998, defendants filed an answer to the second amended complaint.

Other Proceedings - Item 10 in  Part III of the Partnership's 1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                 POLARIS AIRCRAFT INCOME FUND III,
                                 A California Limited Partnership
                                 (Registrant)
                                 By: Polaris Investment
                                     Management Corporation,
                                     General Partner




     August 12, 1998                 By: /S/Marc A. Meiches
-------------------------                ----------------------
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