Form 10-Q/A
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 1998-08-25
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -------------------
                                   FORM 10-Q/A
                                 Amendment No. 1
                               -------------------



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

                               -------------------

                          Commission File No. 33-10122

                               -------------------



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



                        Yes _X_                    No ___





                       This document consists of 4 pages.

The undersigned registrant hereby amends Item 2 of its Quarterly Report on Form 10-Q for the period ended June 30, 1998 in its entirety as follows:

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

Interest expense decreased during the three and six months ended June 30, 1998, as compared to the same periods in 1997, due to the continuing principal payments on the TWA hushkit notes payable.

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

Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, except for the June 1998 lease payment. On July 2, 1998, the Partnership received its $850,000 rental payment from TWA that was due on June 27, 1998. This amount was included in rent and other receivables on the balance sheet at June 30, 1998. In addition, payments totaling $141,981 have been received during the first six months of 1998 from the sale of parts from the nine disassembled aircraft, as compared to payments of $296,247 during the same period in 1997.

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

                                 POLARIS AIRCRAFT INCOME FUND III,
                                 A California Limited Partnership
                                 (Registrant)
                                 By: Polaris Investment
                                     Management Corporation,
                                     General Partner




    August 24, 1998                  By: /S/Marc A. Meiches
-----------------------                  ----------------------
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