Form 10-Q
period 1998-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 1998-11-16
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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





                       This document consists of 14 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1998




                                      INDEX



Part I.       Financial Information                                        Page


         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1998 and
                  December 31, 1997..........................................3

              b)  Statements of Income - Three and Nine Months
                  Ended September 30, 1998 and 1997..........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Nine Months Ended September 30, 1998...................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1998 and 1997..........................6

              e)  Notes to Financial Statements..............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........9



Part II.      Other Information

         Item 1.      Legal Proceedings.....................................12

         Item 6.      Exhibits and Reports on Form 8-K......................12

         Signature    ......................................................13

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                    September 30,  December 31,
                                                        1998           1997
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 13,800,315   $ 28,632,488

RENT AND OTHER RECEIVABLES                               850,961        850,760

AIRCRAFT, net of accumulated depreciation
 of $55,836,379 in 1998 and $53,612,863 in 1997       26,348,198     28,571,714
                                                    ------------   ------------

                                                    $ 40,999,474   $ 58,054,962
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    185,857   $    123,242

ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                              71,938         80,211

DEFERRED INCOME                                        1,534,552        626,578

NOTES PAYABLE                                          8,643,535     11,080,004
                                                    ------------   ------------

      Total Liabilities                               10,435,882     11,910,035
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                      (4,196,238)    (2,854,104)
 Limited Partners, 499,960 and 500,000 units
    outstanding in 1998 and 1997, respectively        34,759,830     48,999,031
                                                    ------------   ------------

      Total Partners' Capital                         30,563,592     46,144,927
                                                    ------------   ------------

                                                    $ 40,999,474   $ 58,054,962
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                             -------------             -------------
                                           1998         1997         1998         1997
                                           ----         ----         ----         ----

REVENUES:
   Rent from operating leases          $ 2,247,342  $ 2,247,341  $ 6,742,026  $ 9,718,274
   Interest                                182,918      542,030      663,910    1,076,774
   Gain on sale of aircraft inventory       88,596      185,355      230,577      481,602
   Other                                      --           --           --        785,094
                                       -----------  -----------  -----------  -----------

      Total Revenues                     2,518,856    2,974,726    7,636,513   12,061,744
                                       -----------  -----------  -----------  -----------

EXPENSES:
   Depreciation                            602,854    1,225,284    2,223,516    6,705,107
   Management fees to general partner       86,787       25,982      260,360      333,695
   Interest                                217,673      293,043      710,959      927,724
   Operating                                31,961        3,865       87,405       17,650
   Administration and other                 68,993       94,547      266,595      291,205
                                       -----------  -----------  -----------  -----------

      Total Expenses                     1,008,268    1,642,721    3,548,835    8,275,381
                                       -----------  -----------  -----------  -----------

NET INCOME                             $ 1,510,588  $ 1,332,005  $ 4,087,678  $ 3,786,363
                                       ===========  ===========  ===========  ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $   152,107  $   310,790  $   624,375  $   960,271
                                       ===========  ===========  ===========  ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $ 1,358,481  $ 1,021,215  $ 3,463,303  $ 2,826,092
                                       ===========  ===========  ===========  ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $      2.72  $      2.04  $      6.93  $      5.65
                                       ===========  ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                        Nine Months Ended September 30, 1998
                                        ------------------------------------
                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1996           $ (1,670,662)  $ 55,159,826   $ 53,489,164

   Net income                              49,891      4,939,205      4,989,096

   Cash distributions to partners      (1,233,333)   (11,100,000)   (12,333,333)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (2,854,104)    48,999,031     46,144,927

   Net income                             624,375      3,463,303      4,087,678

   Capital redemptions (40 units)            --           (3,920)        (3,920)

   Cash distributions to partners      (1,966,509)   (17,698,584)   (19,665,093)
                                     ------------   ------------   ------------

Balance, September 30, 1998          $ (4,196,238)  $ 34,759,830   $ 30,563,592
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998           1997
                                                       ----           ----
OPERATING ACTIVITIES:
     Net income                                   $  4,087,678   $  3,786,363
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Gain on sale of aircraft inventory             (230,577)      (481,602)
       Depreciation                                  2,223,516      6,705,107
       Changes in operating assets and
          liabilities:
          Increase in rent and other receivables          (201)      (498,866)
          Decrease in prepaid fees                        --          104,275
          Increase in payable to affiliates             62,615         66,247
          Decrease in accounts payable
              and accrued liabilities                   (8,273)       (22,049)
          Increase (decrease) in deferred income       907,974       (136,160)
                                                  ------------   ------------

              Net cash provided by operating
                activities                           7,042,732      9,523,315
                                                  ------------   ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft
        inventory                                      230,577        481,602
     Proceeds from sale of aircraft                       --        1,506,762
     Payments to Purchaser related to sale of
        aircraft                                          --       (1,341,968)
     Principal payments on notes receivable               --          375,577
                                                  ------------   ------------

              Net cash provided by investing
                activities                             230,577      1,021,973
                                                  ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable            (2,436,469)    (1,052,804)
     Capital redemptions                                (3,920)          --
     Cash distributions to partners                (19,665,093)   (10,250,000)
                                                  ------------   ------------

              Net cash used in financing
                activities                         (22,105,482)   (11,302,804)
                                                  ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                   (14,832,173)      (757,516)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                            28,632,488     20,229,105
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                $ 13,800,315   $ 19,471,589
                                                  ============   ============

SUPPLEMENTAL INFORMATION:
     Interest paid                                $    713,531   $    825,117
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for the
                                          Three Months Ended      Payable at
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------

Aircraft Management Fees                       $ 75,000           $ 92,890

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement             3,474             62,613

Out-of-Pocket Administrative and
    Selling Expense Reimbursement               120,359             30,354
                                               --------           --------

                                               $198,833           $185,857
                                               ========           ========


3.      Sale of Aircraft Inventory to Soundair, Inc.

The Partnership sold its remaining inventory of aircraft parts from the nine disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $88,596 was paid in September 1998.

4.      Partners' Capital

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1998, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft.

The Partnership entered into an agreement for the sale of its remaining inventory of aircraft parts, with a net carrying value of $-0-, from the nine disassembled aircraft, to Soundair, Inc. The remaining inventory was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $88,596 was paid in September 1998.


Partnership Operations

The Partnership recorded net income of $1,510,588, or $2.72 per limited partnership unit, for the three months ended September 30, 1998 compared to net income of $1,332,005, or $2.04 per unit for the same period in 1997. The Partnership recorded net income of $4,087,678, or $6.93 per limited partnership unit, for the nine months ended September 30, 1998 compared to net income of $3,786,363, or $5.65 per unit for the same period in 1997. The variance in net income per limited partnership unit will differ from the variance of total net income from period to period due to the methods by which income or loss from operations and gain or loss on the sale of aircraft are allocated in accordance with the partnership agreement.

Rental revenues, management fees and depreciation decreased during the nine months ended September 30, 1998, as compared to the same period in 1997, primarily due to the sale of aircraft to Triton Aviation Services III LLC (Triton) in 1997.

The Partnership recorded other income of $785,094 during the nine months ended September 30, 1997. This other income was primarily the result of the receipt of $743,476 during the second quarter of 1997 related to amounts due under the TWA maintenance credit and rent deferral agreement.

Interest income decreased during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, primarily due to the payoff of notes receivable from Continental Airlines, Inc. and Triton during 1997.

Interest expense decreased during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, due to the continuing principal payments on the TWA hushkit notes payable.

Operating expenses increased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, due to an increase in legal expenses related to the sale of aircraft to Triton in 1997.

Administrative expenses decreased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, primarily due to decreases in consulting and trustee fees.

The increase in the deferred income balance at September 30, 1998 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three and nine months ended September 30, 1998 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, although the September 1998 lease payment was not received until October 1, 1998. This rent was included in rent and other receivables on the balance sheet at September 30, 1998. In addition, payments totaling $230,577 have been received during the first nine months of 1998 from the sale of parts from the nine disassembled aircraft, as compared to payments of $481,602 during the same period in 1997.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1998 and 1997 were $1,449,884, or $2.90 per limited partnership unit and $2,975,000, or $5.95 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1998 and 1997 were $17,698,584, or $35.40 per limited partnership unit and $9,225,000, or $18.45 per unit, respectively. The increase in distributions during the nine months ended September 30, 1998, as compared to the same period in 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services III LLC on December 30, 1997. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, and the receipt of rental payments from TWA.


Impact of the Year 2000 Issue

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. As discussed in prior filings with the Securities and Exchange Commission, the General Partner has engaged GE Capital Aviation Services, Inc. ("GECAS") to provide certain management services to the Partnership. Both the General Partner and GECAS are wholly-owned subsidiaries (either direct or indirect) of General Electric Capital Corporation ("GECC"). All of the Partnership's operational functions are handled either by the General Partner and GECAS or by third parties (as discussed in the following paragraphs), and the Partnership has no information systems of its own.

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and

(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. GECC and GECAS management plan to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

As noted elsewhere, the Partnership has ten aircraft remaining in its portfolio at this time. All of these remaining aircraft are on lease with Trans World Airlines, Inc. ("TWA"). TWA has advised GECAS that it has adopted procedures to identify and address Year 2000 issues and that it has developed a plan to implement required changes in its equipment, operations and systems. To the extent, however, that TWA suffers any material disruption of its business and operations due to Year 2000 failure of equipment or information systems, such disruption would likely have a material adverse effect on the Partnership's operations and financial condition.

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Partnership or vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures or the possibility of a disruption of TWA's business caused by Year 2000 failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

To date, the Partnership has not incurred any Year 2000 expenditures nor does it expect to incur any material costs in the future. However, the activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                           Part II. Other Information
                           --------------------------


Item 1. Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1998 and June 30, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et al. The settlement is subject to final approval by the Court. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel is seeking reimbursement from the Partnership of an as yet to be determined amount of fees and expenses. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1998 and June 30, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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





        November 16, 1998              By:  /S/Marc A. Meiches
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