Form 10-K405
period 1998-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 1999-03-29
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    Documents incorporated by reference: None

                       This document consists of 42 pages.

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

PAIF-III has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the General Partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation
(PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation, AerFi Group plc (formerly GPA Group plc), a public limited company organized in Ireland, together with its consolidated subsidiaries (AerFi), and Airplanes Group, together with its subsidiaries (APG), each of which two groups leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the General Partner, its affiliates, AerFi, APG, and other third parties to whom GECAS provides aircraft management services from time to time.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item  2.  The  following   table  describes   certain   material  terms  of  the
Partnership's  leases to Trans World  Airlines,  Inc.  (TWA) as of December  31,
1998:

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

The Partnership transferred three McDonnell Douglas DC-9-10 aircraft, formerly leased to Midway Airlines, Inc. (Midway), and six Boeing 727-100 aircraft, formerly leased to Continental, to aircraft inventory in 1992. The three McDonnell Douglas DC-9-10 aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. Disassembly of the six Boeing 727-100 aircraft commenced in December 1994. The leases for three Boeing 727-200 aircraft to Continental expired in April 1994. These aircraft were subsequently sold to Continental.

At year end 1998, there were approximately 12,600 jet aircraft in the world fleet. Approximately 1,500 aircraft were leased or sold during 1998, an increase of 14% over 1997. Air travel has grown strongly during the past 28 years, with the last nineteen years showing better than 5.5% annual growth, and not until recently has it subsided after what had been a robust period from 1994 to 1997. This strong period has mainly benefited Stage 3 narrow bodies and younger Stage 2 narrow bodies, many of which have been or are being upgraded with hushkits. During 1998, the industry saw many alliances taking place. There was more consolidation in the U.S. Airline Industry via alliances than had been seen in the previous 20 years since deregulation. Booming traffic demand coupled with reductions in the price of aviation fuel has resulted in record profits for many airlines in North America and Europe. However, slower traffic lies ahead, the cycle has peaked in 1998, as may have airline profits. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia continues its economic turmoil which has brought about a significant reduction in traffic growth in that region. This is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide body sector, with over capacity moving from Asia into the other regions around the world. Timing of when the down cycle ends or how severe it will be is still in question, but will be closely watched as we move into the next millennium. Several airline accidents that occurred in 1996, involving older Stage 2 aircraft, continue to dampen the market for such aircraft. The Partnership has been forced in the past to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

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

Item 2.  Properties

At December 31, 1998, Polaris Aircraft Income Fund III (the Partnership) owns a portfolio of 10 used commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 10 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.

The following table describes the Partnership's aircraft portfolio at December 31, 1998 in greater detail:

                                                 Year of           Cycles
Aircraft Type                  Serial Number   Manufacture   As of 11/30/98 (1)
-------------                  -------------   -----------   ------------------
McDonnell Douglas DC-9-30          47028          1967             85,687
McDonnell Douglas DC-9-30          47030          1967             85,129
McDonnell Douglas DC-9-30          47095          1967             80,921
McDonnell Douglas DC-9-30          47109          1968             84,331
McDonnell Douglas DC-9-30          47134          1967             79,923
McDonnell Douglas DC-9-30          47136          1968             79,981
McDonnell Douglas DC-9-30          47172          1968             81,333
McDonnell Douglas DC-9-30          47173          1968             84,274
McDonnell Douglas DC-9-30          47250          1968             85,403
McDonnell Douglas DC-9-30          47491          1970             77,527

(1) Cycle information as of 12/31/98 was not available.


Item 3.  Legal Proceedings

Midway Airlines, Inc. (Midway) Bankruptcy - As previously reported in the Partnership's 1997 Form 10-K, in March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no payment or settlement of the Partnership's bankruptcy claims has been offered.

Kepford, et al. v. Prudential Securities, et al. -On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of Limited
Partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial court has issued a revised scheduling order setting the trial date for this action for September 7, 1999.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Sale of Aircraft -- Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorneys' fees and expenses in the amount of $288,949.

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

b)       Number of Security Holders:

                                                       Number of Record Holders
                    Title of Class                     as of December 31, 1998
                    --------------                     ------------------------

         Depository Units Representing Assignments               16,333
         of Limited Partnership Interests:

         General Partnership Interest:                                1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 1998 and 1997 totaled $19,148,468 and $11,100,000, respectively. Cash distributions per Limited Partnership unit were $38.30 and $22.20 in 1998 and 1997, respectively.

Item 6.  Selected Financial Data


                                               For the years ended December 31,
                                               --------------------------------

                                 1998          1997          1996           1995          1994
                                 ----          ----          ----           ----          ----
Revenues                    $ 10,055,914  $ 14,959,380  $ 17,077,758   $ 21,096,762  $ 13,486,506

Net Income (Loss)              5,287,954     4,989,096    (6,803,529)     7,897,946      (181,996)

Net Income (Loss)
  allocated to Limited
  Partners                     3,948,438     4,939,205    (8,622,805)     6,694,079    (2,679,926)

Net Income (Loss) per
  Limited Partnership Unit          7.90          9.88        (17.25)         13.39         (5.36)

Cash Distributions per
  Limited Partnership
  Unit                             38.30         22.20         37.75          22.50         50.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                38.30         22.20         37.75          22.50         50.00

Total Assets                  40,019,792    58,054,962    67,014,686     82,001,364    86,552,826

Partners' Capital             30,152,885    46,144,927    53,489,164     81,264,915    85,866,969


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1998, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.


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

Sale of Aircraft Inventory to Soundair, Inc. - The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $88,596 was paid in September 1998, and is included in gain on sale of aircraft inventory.


Partnership Operations

The Partnership reported net income of $5,287,954, or $7.90 per Limited Partnership unit for the year ended December 31, 1998, compared to net income of $4,989,096, or $9.88 per Limited Partnership unit and a net loss of $6,803,529, or $17.25 per Limited Partnership unit, for the years ended December 31, 1997 and 1996, respectively. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

The decrease in rental revenues, depreciation expense and management fees during 1998 and 1997, was primarily attributable to the sale of 8 aircraft to Triton during 1997. This decrease in rental revenues and depreciation expense was offset in part by increased depreciation expense attributable to the acquisition, in November 1996, of noise-suppression devices, commonly known as "hushkits", for the 10 aircraft currently leased to TWA. The hushkits are being financed over 50 months at an interest rate of 10% per annum. The leases for these 10 aircraft were extended for a November 2004. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $908,701, $1,205,566 and $122,197 in interest expense on the amount borrowed to finance the hushkits during 1998, 1997 and 1996, respectively.

The Partnership recorded other income of $785,094 during 1997 compared to $-0-during 1998. This other income, in 1997, was primarily the result of the receipt of $743,476 related to amounts due under the TWA maintenance credit and rent deferral agreement, as discussed below under TWA Restructuring.

Interest income decreased during 1998, as compared to 1997, primarily due to the payoff of notes receivable from Continental Airlines, Inc. and Triton during 1997.

Operating expense increased due to legal expense related to the Ron Wallace Litigation Settlement as more fully described below.

In January 1995, the United States Bankruptcy Court approved an agreement between the Partnership and Continental which specified payment to the Partnership by Continental of approximately $1.3 million as final settlement for the return of six Boeing 727-100 aircraft. The Partnership received an initial payment of $311,111 in February 1995 and received the balance of the settlement in equal monthly installments of $72,222 through February 1996. The Partnership received all payments due from Continental for the settlement, which were recorded as revenue when received. The Partnership recorded payments of $144,444 as lessee settlements during 1996.

The Partnership recognized substantially higher depreciation expense in 1996, as compared to the prior year. As discussed in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized an impairment loss on aircraft to be held and used by the Partnership of approximately $12.5 million in 1996 as increased depreciation expense. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 4, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996, as discussed later in the Industry Update section.


Liquidity and Cash Distributions

Liquidity - The Partnership received prepayment in full of all amounts due from Triton and all lease payments from lessees, except for the $850,000 December 27, 1998 payment due from TWA, which was received on January 4, 1999. This amount was included in rent and other receivables on the balance sheet at December 31, 1998.

During 1998, 1997 and 1996, the Partnership received net proceeds from the sale of aircraft inventory of $230,577, $590,981 and $902,733, respectively. This includes the sale of remaining inventory of aircraft parts from the four disassembled aircraft to Soundair in 1998 for $100,000.

The Partnership sold its remaining inventory of aircraft parts from the nine disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $88,596 was paid in September 1998, and is included in gain on sale of aircraft inventory.

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

As discussed above and in Note 7 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives
(ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.0 million against rental payments, subject to annual limitations, over the remaining lease terms.

Cash Distributions - Cash distributions to Limited Partners were $19,148,468, $11,100,000, and $18,875,000 in 1998, 1997 and 1996, respectively. Cash distributions per Limited Partnership unit totaled $38.30, $22.20, and $37.75 in 1998, 1997 and 1996, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section, and the receipt of rental payments from TWA.


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


Sale of Aircraft

Sale of Aircraft to Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of 8 of the Partnership's 18 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services III LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 8 Aircraft occurred from June 5, 1997 to June 25, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,092,046 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation expense on the statement of operations.

TWA Restructuring

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that were managed by GECAS, 13 of which were owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

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

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 was $1,659,159, which was determined based on quoted market prices. The Partnership sold the TWA Common Stock in February

1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 in 1996.


Ron Wallace Litigation Settlement

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Sale of Aircraft -- Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $288,949, which is included in operating expenses.


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

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition, including compliance with all ADs for which action is mandated by the FAA during the lease term. The Partnership agreed to bear a portion of certain maintenance and/or AD compliance costs, as discussed in Item 1, with respect to the aircraft leased to TWA. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. In negotiating subsequent leases, market conditions currently generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

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

Currently, legislation has been drafted and is under review by the EU to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers after April 1, 1999 and will preclude all operation of hushkitted aircraft within the EU by

April 1, 2002. The effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.

Demand for Aircraft - At year end 1998, there were approximately 12,600 jet aircraft in the world fleet. Approximately 1,500 aircraft were leased or sold during 1998, an increase of 14% over 1997. Air travel has grown strongly during the past 28 years, with the last nineteen years showing better than 5.5% annual growth, and not until recently has it subsided after what had been a robust period from 1994 to 1997. This strong period has mainly benefited Stage 3 narrow bodies and younger Stage 2 narrow bodies, many of which have been or are being upgraded with hushkits. During 1998, the industry saw many alliances taking place. There was more consolidation in the U.S. Airline Industry via alliances than had been seen in the previous 20 years since deregulation. Booming traffic demand coupled with reductions in the price of aviation fuel has resulted in record profits for many airlines in North America and Europe. However, slower traffic lies ahead, the cycle has peaked in 1998, as may have airline profits. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia continues its economic turmoil which has brought about a significant reduction in traffic growth in that region. This is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide body sector, with over capacity moving from Asia into the other regions around the world. Timing of when the down cycle ends or how severe it will be is still in question, but will be closely watched as we move into the next millennium.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $12.5 million, or $24.95 per Limited Partnership unit, of this deficiency as increased depreciation expense in 1996. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 4, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, and then deducted this amount from the carrying value of the aircraft. The partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

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

Item 8.  Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997


            AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund III,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



San Francisco, California,
    January 25, 1999

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                                         1998           1997
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 13,423,701   $ 28,632,488

RENT AND OTHER RECEIVABLES                               850,748        850,760

AIRCRAFT, net of accumulated depreciation
  of $56,439,234 in 1998 and $53,612,863 in 1997      25,745,343     28,571,714
                                                    ------------   ------------

                                                    $ 40,019,792   $ 58,054,962
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    115,888   $    123,242

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            121,632         80,211

DEFERRED INCOME                                        1,837,210        626,578

NOTES PAYABLE                                          7,792,177     11,080,004
                                                    ------------   ------------

       Total Liabilities                               9,866,907     11,910,035
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (3,642,196)    (2,854,104)
  Limited Partners, 499,960 and 500,000 units
     outstanding in 1998 and 1997                     33,795,081     48,999,031
                                                    ------------   ------------

       Total Partners' Capital                        30,152,885     46,144,927
                                                    ------------   ------------

                                                    $ 40,019,792   $ 58,054,962
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                            1998          1997          1996
                                            ----          ----          ----

REVENUES:
    Rent from operating leases         $  8,989,368  $ 11,965,617  $ 15,230,936
    Interest                                835,969     1,617,688     1,438,839
    Gain on sale of aircraft
      inventory                             230,577       590,981       206,781
    Lessee settlements                         --            --         144,444
    Gain on trading securities                 --            --          38,898
    Other                                      --         785,094        17,860
                                       ------------  ------------  ------------

         Total Revenues                  10,055,914    14,959,380    17,077,758
                                       ------------  ------------  ------------

EXPENSES:
    Depreciation                          2,826,371     7,930,392    22,661,686
    Management fees to General
      Partner                               347,147       420,482       761,547
    Interest                                908,701     1,205,566       122,197
    Operating                               318,160        33,158        24,549
    Administration and other                367,581       380,686       311,308
                                       ------------  ------------  ------------

         Total Expenses                   4,767,960     9,970,284    23,881,287
                                       ------------  ------------  ------------

NET INCOME (LOSS)                      $  5,287,954  $  4,989,096  $ (6,803,529)
                                       ============  ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                $  1,339,516  $     49,891  $  1,819,276
                                       ============  ============  ============

NET INCOME (LOSS) ALLOCATED
    TO THE LIMITED PARTNERS            $  3,948,438  $  4,939,205  $ (8,622,805)
                                       ============  ============  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                   $       7.90  $       9.88  $     (17.25)
                                       ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1995           $ (1,392,716)  $ 82,657,631   $ 81,264,915

    Net income (loss)                   1,819,276     (8,622,805)    (6,803,529)

    Cash distributions to partners     (2,097,222)   (18,875,000)   (20,972,222)
                                     ------------   ------------   ------------

Balance, December 31, 1996             (1,670,662)    55,159,826     53,489,164

    Net income                             49,891      4,939,205      4,989,096

    Cash distributions to partners     (1,233,333)   (11,100,000)   (12,333,333)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (2,854,104)    48,999,031     46,144,927

    Net income                          1,339,516      3,948,438      5,287,954

    Capital redemptions                      --           (3,920)        (3,920)

    Cash distributions to partners     (2,127,608)   (19,148,468)   (21,276,076)
                                     ------------   ------------   ------------

Balance, December 31, 1998           $ (3,642,196)  $ 33,795,081   $ 30,152,885
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                                 POLARIS AIRCRAFT INCOME FUND III,
                                 A California Limited Partnership

                                     STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998           1997           1996
                                                           ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $  5,287,954   $  4,989,096   $ (6,803,529)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                        2,826,371      7,930,392     22,661,686
    Gain on sale of aircraft inventory                    (230,577)      (590,981)      (206,781)
    Changes in operating assets and liabilities:
        Decrease in marketable securities, trading            --             --        1,659,160
        Decrease (increase) in rent and other
           receivables                                          12       (498,866)      (343,337)
        Decrease (increase) in other assets                   --          104,275        (78,186)
        Increase (decrease) in payable to affiliates        (7,354)        37,237        (44,579)
        Increase (decrease) in accounts payable
           and accrued liabilities                          41,421        (43,147)       (11,925)
        Increase (decrease) in deferred income           1,210,632        166,498        (61,701)
                                                      ------------   ------------   ------------

           Net cash provided by operating activities     9,128,459     12,094,504     16,770,808
                                                      ------------   ------------   ------------

INVESTING ACTIVITIES:
  Increase in aircraft capitalized costs                      --             --      (15,930,822)
  Proceeds from sale of aircraft inventory                 230,577        590,981        902,733
  Proceeds from sale of aircraft                              --        1,506,762           --
  Payments to Purchaser related to sale of aircraft           --       (1,341,968)          --
  Inventory disassembly costs                                 --             --           (9,282)
  Principal payments on notes receivable                      --        9,713,711      1,546,407
                                                      ------------   ------------   ------------

           Net cash provided by (used in)
              investing activities                         230,577     10,469,486    (13,490,964)
                                                      ------------   ------------   ------------

FINANCING ACTIVITIES:
  Increase in notes payable                                   --             --       12,930,822
  Principal payments on notes payable                   (3,287,827)    (1,827,274)       (23,544)
  Capital redemptions                                       (3,920)          --             --
  Cash distributions to partners                       (21,276,076)   (12,333,333)   (20,972,222)
                                                      ------------   ------------   ------------

           Net cash used in financing activities       (24,567,823)   (14,160,607)    (8,064,944)
                                                      ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                          (15,208,787)     8,403,383     (4,785,100)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     28,632,488     20,229,105     25,014,205
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $ 13,423,701   $ 28,632,488   $ 20,229,105
                                                      ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



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

Marketable Securities, trading - Marketable Securities, trading were carried at fair value, which was determined based on quoted market prices. These securities were held for sale in the near term (Note 7).

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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft will be increased.

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

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until the book value is fully recovered. The remaining book value of the inventory was recovered in 1996. The Partnership sold its remaining inventory of aircraft parts in 1998. Proceeds in excess of the inventory net book value are recorded as revenue when received.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure and lease the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per Limited Partnership unit is based on the Limited Partners' share of net income or loss and the number of units outstanding of 499,960 for the year ended December 31, 1998, and 500,000 for the years ended December 31, 1997 and 1996, respectively.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Notes Receivable - The Partnership had recorded an allowance for credit losses for certain impaired notes as discussed in Note 9. The Partnership recognizes revenue on these notes only as payments are received.

                                                   1998         1997
                                                   ----         ----
      Allowance for credit losses,
         beginning of year                      $    --      $(160,571)
      Collections                                    --        160,571
                                                ---------    ---------
      Allowance for credit losses,
         end of year                            $    --      $    --
                                                =========    =========


2.       Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the depositary contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 Units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. At December 31, 1998, there were 499,960 units outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depository Company III (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Notes 10 and 11.


3.       Aircraft

At December 31, 1998, the Partnership owned 10 aircraft from its original portfolio of 38 used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases, the Partnership has agreed to share in the cost of compliance with ADs. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in 1992, seven aircraft in 1993, three aircraft in 1994 and eight aircraft in 1997. In addition, nine aircraft were disassembled for sale of their component parts (Note 6), the remainder of which was sold to Soundair, Inc. in 1998.

The following table describes the Partnership's aircraft portfolio at December 31, 1998 in greater detail:

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

Ten McDonnell Douglas DC-9-30s - Initially thirteen aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing. In June 1997, three of the thirteen aircraft were sold, subject to the existing leases, to Triton Aviation Services III LLC, as discussed in Note 4. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004, as discussed in Note 8.

The following is a schedule by year of future minimum rental revenue under the existing leases:

              Year                                            Amount
              ----                                            ------
              1999                                         $10,200,000
              2000                                          10,200,000
              2001                                          10,200,000
              2002                                           7,450,000
         2003 and thereafter                                13,200,000
                                                           -----------
                                                           $51,250,000
                                                           ===========

Future minimum rental payments may be offset or reduced by future costs as described in Note 7.

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

The Partnership recognized an impairment loss on aircraft held and used by the Partnership aggregating approximately $12.5 million, or $24.95 per Limited Partnership unit, as increased depreciation expense in 1996. The impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase eight of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS
121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

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


4.      Sale of Aircraft

Sale of Aircraft to Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of 8 of the Partnership's 18 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services III LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 8 Aircraft occurred from June 5, 1997 to June 25, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

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


5.       Ron Wallace Litigation Settlement

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company,

General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Note 4, under the caption "Sale of Aircraft -- Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $288,949, which is included in operating expenses.


6.       Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) and the six Boeing 727-100 aircraft formerly leased to Continental Airlines, Inc. (Continental) (Note 9), the Partnership entered into an agreement with Soundair, Inc. (Soundair) for the disassembly and sale of these aircraft in 1992.

The Partnership has incurred the cost of disassembly and received the proceeds from the sale of such parts, net of necessary overhaul expenses, and commissions paid to Soundair. During 1998, 1997 and 1996, the Partnership received net proceeds from the sale of aircraft inventory of $230,577 (including the proceeds discussed below), $590,981 and $902,733, respectively.

The Partnership sold its remaining inventory of aircraft parts from the nine disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $88,596 was paid in September 1998, and is included in gain on sale of aircraft inventory.


7.       TWA Reorganization

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

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that were managed by GECAS, 13 of which were owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

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

The Partnership received warrants to purchase 159,919 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 of $1,659,159, which was determined based on quoted market prices. The Partnership sold the TWA Common Stock in February 1996, net of broker commissions, for $1,698,057 and recognized a gain on trading securities of $38,898 in 1996.


8.       TWA Lease Extension

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

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over 50 months at an interest rate of approximately 10% per annum. Cash paid for interest expense on the loan was $912,172, $1,100,648 and $215,416 in 1998, 1997 and 1996, respectively.

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables.


9.       Continental Lease Modification

The aircraft leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement stipulated that the Partnership pay certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $3.2 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs were capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in Note 1. The Partnership approved invoices aggregating $1,698,106 for interior modifications on the Partnership's aircraft. The Partnership financed the aggregate amount of these invoices to Continental from 1992 through 1995 to be repaid by Continental with interest over the remaining lease terms of the aircraft. This note was paid in full during 1996.

The agreement with Continental included an extended deferral of the dates when Continental would remit its rental payments for the period from December 3, 1990 through September 30, 1991 and for a period of three months, beginning in November 1992, aggregating $9,917,500 (the Deferred Amount). The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents and prior accrued interest. The note receivable and corresponding allowance for credit losses were reduced by the principal portion of payments received. In addition, the Partnership recognized rental revenue and interest revenue in the period the deferred rental payments were received.

The allowance for credit losses on the principal and prior interest portion due was $160,571 as of December 31, 1996. The unrecognized Deferred Amount as of December 31, 1996 was $159,582. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During 1996, the Partnership received supplemental payments of $1,942,267, of which $1,781,940 was recognized as rental revenue in 1996.


10.      Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1998, 1997 and 1996, the Partnership paid management fees to PIMC of $300,000, $369,396, and $752,014, respectively. Management fees payable to PIMC were $104,676 and $57,530 at December 31, 1998 and 1997, respectively.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1998, 1997 and 1996, the Partnership reimbursed PIMC for expenses of $714,049, $470,603, and $396,504, respectively. Reimbursements totaling $11,211 and $65,712 were payable to PIMC at December 31, 1998 and 1997, respectively.

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

  e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 11).


11.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 10). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 13, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 1998 at the current carrying value, the tax basis capital accounts of the General Partner and the Limited Partners is estimated to be $3,015,288 and $27,137,597, respectively.


12.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1998 and 1997 are as follows:

                           Reported Amounts      Tax Basis        Net Difference
                           ----------------      ---------        --------------

1998:    Assets              $40,019,792        $23,550,781        $16,469,011
         Liabilities           9,866,907          8,144,706          1,722,201

1997:    Assets              $58,054,962        $42,276,950        $15,778,012
         Liabilities          11,910,035         11,323,507            586,528


13.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                  1998      1997       1996
                                                  ----      ----       ----

Book net income (loss) per Limited
   Partnership unit                             $  7.90   $  9.88    $(17.25)
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental revenue                                2.40     (0.53)     (3.65)
     Management fee expense                       (0.15)     0.06       0.16
     Depreciation                                 (1.37)     5.12      16.36
     Gain or loss on sale of aircraft               -        9.00       -
     Basis in inventory                             -       (0.40)     (0.62)
     Other revenue and expense items               0.84       -        (0.48)
                                                -------   -------     ------

Taxable net income (loss) per Limited
   Partnership unit                             $  9.62   $ 23.13    $ (5.48)
                                                =======   =======    =======

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

14.      Subsequent Events

The Partnership made a cash distribution of $2,299,816 or $4.60 per Limited Partnership unit, to Limited Partners, and $255,535 to the General Partner on January 15, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the General Partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, GECAS and PIMC are affiliates.

The officers and directors of PIMC are:

             Name                       PIMC  Title
         ------------               -------------------

         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Barbara Macholl            Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 38, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 46, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Ms. Macholl, 45, assumed the position of Director of PIMC effective February 27, 1999. Ms. Macholl presently holds the position of Senior Vice President, Marketing Finance for GECAS. Prior to joining GECAS, Ms. Macholl has been with the General Electric Company (GE) and its subsidiaries since 1977. Ms. Macholl previously held the position of Vice President Finance for CBSI Inc., a wholly owned subsidiary of the General Electric Company. Ms. Macholl has also held various financial management positions for the GE Lighting business.

Mr. Liu, 41, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 50, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 57, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.


Certain Legal Proceedings:

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On May 7, 1993, the court granted the defendants' motion to stay this action, and subsequently this suit was dismissed.

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


Item 11. Executive Compensation

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $300,000 were paid to PIMC in 1998 in addition to a 10% interest in all cash distributions as described in Note 10 to the financial statements (Item 8).


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


2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.


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


                                    POLARIS AIRCRAFT INCOME FUND III,
                                    A California Limited Partnership
                                    (REGISTRANT)
                                    By:     Polaris Investment
                                            Management Corporation
                                            General Partner




           March 24, 1999                   By:  /S/ Eric M. Dull
           --------------                        -------------------------
                Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                            Date
      ---------                       -----                            ----

    /S/Eric M. Dull       President and Director of Polaris       March 24, 1999
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 24, 1999
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Barbara Macholl    Director of Polaris Investment          March 24, 1999
    -------------------   Management Corporation, General         --------------
    (Barbara Macholl)     Partner of the Registrant

    /S/Norman C. T. Liu   Vice President and Director of          March 24, 1999
    -------------------   Polaris Investment Management           --------------
    (Norman C. T. Liu)    Corporation, General Partner
                          of the Registrant