Form 10-Q
period 1999-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 1999-08-13
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 1999




                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1999 and 1998................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1998
                  and Six Months Ended June 30, 1999..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1999 and 1998................................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8



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

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                       June 30,    December 31,
                                                         1999          1998
                                                         ----          ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $ 12,292,634   $ 13,423,701

RENT AND OTHER RECEIVABLES                               850,606        850,748

AIRCRAFT, net of accumulated depreciation
    of $57,644,943 in 1999 and $56,439,234 in 1998    24,539,634     25,745,343
                                                    ------------   ------------

                                                    $ 37,682,874   $ 40,019,792
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    143,642   $    115,888

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                           89,766        121,632

DEFERRED INCOME                                        2,442,526      1,837,210

NOTES PAYABLE                                          6,027,811      7,792,177
                                                    ------------   ------------

         Total Liabilities                             8,703,745      9,866,907
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (3,653,970)    (3,642,196)
    Limited Partners, 499,960 units outstanding
      in 1999 and 1998                                32,633,099     33,795,081
                                                    ------------   ------------

         Total Partners' Capital                      28,979,129     30,152,885
                                                    ------------   ------------

                                                    $ 37,682,874   $ 40,019,792
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                                      --------                  --------

                                   1999        1998        1999        1998
                                   ----        ----        ----        ----
REVENUES:
   Rent from operating leases   $2,247,342  $2,247,342  $4,494,684  $4,494,684
   Interest and other              140,399     183,246     285,781     480,992
   Gain on sale of aircraft
     inventory                        --        52,447        --       141,981
                                ----------  ----------  ----------  ----------

           Total Revenues        2,387,741   2,483,035   4,780,465   5,117,657
                                ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                    602,855     602,854   1,205,709   1,620,662
   Management fees to general
     partner                        86,786      86,786     173,573     173,573
   Interest                        156,437     237,138     333,771     493,286
   Operating                         3,722      18,724       7,653      55,444
   Administration and other         88,675     100,268     150,508     197,602
                                ----------  ----------  ----------  ----------

           Total Expenses          938,475   1,045,770   1,871,214   2,540,567
                                ----------  ----------  ----------  ----------

NET INCOME                      $1,449,266  $1,437,265  $2,909,251  $2,577,090
                                ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER          $  151,968  $  154,627  $  396,526  $  472,268
                                ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS          $1,297,298  $1,282,638  $2,512,725  $2,104,822
                                ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT             $     2.59  $     2.57  $     5.03  $     4.21
                                ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1998 and
                                           Six Months Ended June 30, 1999
                                           ------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1997           $ (2,854,104)  $ 48,999,031   $ 46,144,927

   Net income                           1,339,516      3,948,438      5,287,954

   Capital redemptions (40 units)            --           (3,920)        (3,920)

   Cash distributions to partners      (2,127,608)   (19,148,468)   (21,276,076)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,642,196)    33,795,081     30,152,885

   Net income                             396,526      2,512,725      2,909,251

   Cash distributions to partners        (408,300)    (3,674,707)    (4,083,007)
                                     ------------   ------------   ------------

Balance, June 30, 1999               $ (3,653,970)  $ 32,633,099   $ 28,979,129
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                         1999           1998
                                                         ----           ----
OPERATING ACTIVITIES:
     Net income                                     $  2,909,251   $  2,577,090
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Gain on sale of aircraft inventory                   --         (141,981)
       Depreciation                                    1,205,709      1,620,662
       Changes in operating assets and liabilities:
          Decrease (increase) in rent and other
            receivables                                      142           (248)
          Increase in payable to affiliates               27,754         43,087
          (Decrease) increase in accounts payable
              and accrued liabilities                    (31,866)        23,169
          Increase in deferred income                    605,316        605,316
                                                    ------------   ------------

              Net cash provided by operating
                activities                             4,716,306      4,727,095
                                                    ------------   ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory           --          141,981
                                                    ------------   ------------

              Net cash provided by investing
                activities                                  --          141,981
                                                    ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable              (1,764,366)    (1,605,020)
     Capital redemptions                                    --           (3,920)
     Cash distributions to partners                   (4,083,007)   (18,054,111)
                                                    ------------   ------------

              Net cash used in financing
                activities                            (5,847,373)   (19,663,051)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                      (1,131,067)   (14,793,975)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              13,423,701     28,632,488
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $ 12,292,634   $ 13,838,513
                                                    ============   ============


SUPPLEMENTAL INFORMATION:
   Interest paid                                    $    335,634   $    494,980
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                Payments for
                                             Three Months Ended    Payable at
                                                June 30, 1999     June 30, 1999
                                                -------------     -------------

Aircraft Management Fees                           $ 75,000          $128,250

Out-of-Pocket Administrative Expense
    Reimbursement                                    77,286            15,392
                                                   --------          --------

                                                   $152,286          $143,642
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1999, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft.


Partnership Operations

The Partnership recorded net income of $1,449,266, or $2.59 per limited partnership unit, for the three months ended June 30, 1999, as compared to net income of $1,437,265, or $2.57 per limited partnership unit, for the three months ended June 30, 1998. The Partnership recorded net income of $2,909,251 or $5.03 per limited partnership unit, for the six months ended June 30, 1999 compared to net income of $2,577,090, or $4.21 per limited partnership unit, for the six months ended June 30, 1998.

The increase in net income is due to decreases in depreciation, interest, operating and administrative expenses, partially offset by decreases in interest and other income, and gains on the sale of aircraft inventory in 1998.

The decrease in depreciation expense during the six months ended June 30, 1999 is the result of several aircraft having been fully depreciated down to their estimated salvage values during the first quarter of 1998.

Interest expense decreased during the three and six months ended June 30, 1999, as compared to the same period in 1998, due to the continuing payments being made on the TWA hushkit notes payable.

Operating expenses decreased during the three and six months ended June 30, 1999, as compared to the same period in 1998, due to legal expenses incurred during the first and second quarter of 1998, related to the sale of aircraft to Triton.

Administration and other expenses decreased during the three and six months ended June 30, 1999, as compared to the same period in 1998, primarily due to a decrease in printing and postage costs resulting from several additional investor mailings required in the first quarter of 1998. Also contributing to this decrease was a decrease in consulting fees.

Interest income decreased during the first quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the cash reserves over the same periods.

Payments totaling $141,981 were received, and recognized as other income, during the three and six months ended June 30, 1999, from the sale of parts from nine disassembled aircraft. There were no such sales in 1999.

The increase in the deferred income balance at June 30, 1999 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three and six months ended June 30, 1999 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.

Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, except for the June 1999 lease payment. On July 1, 1999, the Partnership received its $850,000 rental payment from TWA that was due on June 27, 1999. This amount was included in rent and other receivables on the balance sheet at June 30, 1999.

Polaris Investment Management Corporation, the general partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1999 and 1998 were $1,374,890, or $2.75 per limited partnership unit, and $1,449,884, or $2.90 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1999 and 1998 were $3,674,706, or $7.35 per limited partnership unit, and $16,248,700, or $32.50 per limited partnership unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA.


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

As discussed in the Partnership's Annual Report on Form 10-K, GECC and GECAS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will affect their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities, and suppliers were in the control phase. As a final step in the control phase, GECC is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes.

As noted elsewhere, the Partnership has fourteen aircraft and spare parts inventory remaining in its portfolio at this time. All of these remaining aircraft are on lease with Trans World Airlines, Inc. ("TWA"). TWA has advised GECAS that it has adopted procedures to identify and address Year 2000 issues and that it has developed a plan to implement required changes in its equipment, operations and systems. To the extent, however, that TWA suffers any material disruption of its business and operations due to Year 2000 failure of equipment or information systems, such disruption would likely have a material adverse effect on the Partnership's operations and financial condition.

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors, as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs, products and services, facilities and facilities-related equipment suppliers, and customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Partnership or vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures or the possibility of a disruption of TWA's business caused by Year 2000 failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

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

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1998 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1999, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1998 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1999 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                        POLARIS AIRCRAFT INCOME FUND III,
                                        A California Limited Partnership
                                        (Registrant)
                                        By:   Polaris Investment
                                              Management Corporation,
                                              General Partner




         August 11, 1999                By:  /S/Marc A. Meiches
---------------------------------            --------------------------
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