Form 10-Q
period 1999-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 1999-11-15
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1999




                                      INDEX



Part I.       Financial Information                                         Page


         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1999 and 1998...........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1998
                  and Nine Months Ended September 30, 1999....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1999 and 1998...........................6

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

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                    September 30,   December 31,
                                                        1999           1998
                                                        ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $ 12,266,508   $ 13,423,701

RENT AND OTHER RECEIVABLES                               863,276        850,748

AIRCRAFT, net of accumulated depreciation
    of $58,247,798 in 1999 and $56,439,234
    in 1998                                           23,936,779     25,745,343
                                                    ------------   ------------

                                                    $ 37,066,563   $ 40,019,792
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    159,383   $    115,888

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                           95,283        121,632

DEFERRED INCOME                                        2,745,185      1,837,210

NOTES PAYABLE                                          5,113,816      7,792,177
                                                    ------------   ------------

         Total Liabilities                             8,113,667      9,866,907
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (3,654,246)    (3,642,196)
    Limited Partners, 499,960 units outstanding
      in 1999 and 1998                                32,607,142     33,795,081
                                                    ------------   ------------

         Total Partners' Capital                      28,952,896     30,152,885
                                                    ------------   ------------

                                                    $ 37,066,563   $ 40,019,792
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                       -------------          -------------

                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
REVENUES:
   Rent from operating leases     $2,247,342  $2,247,342  $6,742,026  $6,742,026
   Interest and other                151,503     182,918     437,284     663,910
   Gain on sale of aircraft
     inventory                          --        88,596        --       230,577
                                  ----------  ----------  ----------  ----------

           Total Revenues          2,398,845   2,518,856   7,179,310   7,636,513
                                  ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                      602,855     602,854   1,808,564   2,223,516
   Management fees to general
     partner                          86,787      86,787     260,360     260,360
   Interest                          135,040     217,673     468,811     710,959
   Operating                           6,347      31,961      14,000      87,405
   Administration and other           66,394      68,993     216,902     266,595
                                  ----------  ----------  ----------  ----------

           Total Expenses            897,423   1,008,268   2,768,637   3,548,835
                                  ----------  ----------  ----------  ----------

NET INCOME                        $1,501,422  $1,510,588  $4,410,673  $4,087,678
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER            $  152,490  $  152,107  $  549,016  $  624,375
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS            $1,348,932  $1,358,481  $3,861,657  $3,463,303
                                  ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT               $     2.69  $     2.72  $     7.72  $     6.93
                                  ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1998 and
                                        Nine Months Ended September 30, 1999
                                        ------------------------------------
                                        General        Limited
                                        Partner       Partners          Total
                                        -------       --------          -----

Balance, December 31, 1997           $ (2,854,104)  $ 48,999,031   $ 46,144,927

   Net income                           1,339,516      3,948,438      5,287,954

   Capital redemptions (40 units)            --           (3,920)        (3,920)

   Cash distributions to partners      (2,127,608)   (19,148,468)   (21,276,076)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,642,196)    33,795,081     30,152,885

   Net income                             549,016      3,861,657      4,410,673

   Cash distributions to partners        (561,066)    (5,049,596)    (5,610,662)
                                     ------------   ------------   ------------

Balance, September 30, 1999          $ (3,654,246)  $ 32,607,142   $ 28,952,896
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1999             1998
                                                     ----             ----
OPERATING ACTIVITIES:
     Net income                                  $  4,410,673   $  4,087,678
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
       Gain on sale of aircraft inventory                --         (230,577)
       Depreciation                                 1,808,564      2,223,516
       Changes in operating assets and
          liabilities:
          Decrease in rent and other receivables      (12,528)          (201)
          Increase in payable to affiliates            43,495         62,615
          Decrease in accounts payable
              and accrued liabilities                 (26,349)        (8,273)
          Increase in deferred income                 907,975        907,974
                                                 ------------   ------------

              Net cash provided by operating
                activities                          7,131,830      7,042,732
                                                 ------------   ------------

INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft
       inventory                                         --          230,577
                                                 ------------   ------------

              Net cash provided by investing
                activities                               --          230,577
                                                 ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable           (2,678,361)    (2,436,469)
     Capital redemptions                                 --           (3,920)
     Cash distributions to partners                (5,610,662)   (19,665,093)
                                                 ------------   ------------

              Net cash used in financing
                activities                         (8,289,023)   (22,105,482)
                                                 ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                   (1,157,193)   (14,832,173)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                           13,423,701     28,632,488
                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                               $ 12,266,508   $ 13,800,315
                                                 ============   ============


SUPPLEMENTAL INFORMATION:
   Interest paid                                   $    471,639   $    713,531
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended      Payable at
                                          September 30, 1999  September 30, 1999
                                          ------------------  ------------------

Aircraft Management Fees                       $ 75,000           $140,036

Out-of-Pocket Administrative Expense             59,760             19,347
    Reimbusement

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement             2,625               --
                                               --------           --------

                                               $137,385           $159,383
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1999, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft.


Partnership Operations

The Partnership recorded net income of $1,501,422 or $2.69 per limited partnership unit, for the three months ended September 30, 1999, as compared to net income of $1,510,588 or $2.72 per limited partnership unit, for the three months ended September 30, 1998. The Partnership recorded net income of $4,410,673 or $7.72 per limited partnership unit, for the nine months ended September 30, 1999 compared to net income of $4,087,678 or $6.93 per limited partnership unit, for the nine months ended September 30, 1998.

The decrease in net income during the three months ended September 30, 1999, as compared to the same period in 1998, is primarily the result of the sale of the remaining inventory of aircraft parts from the dissembled aircraft to Soundair in 1998. Additionally, decreased interest income in 1999, partially offset by decreased interest and operating expenses, discussed below, contributed to the decrease in net income for the three months ended September 30, 1999.

The increase in net income during the nine months ended September 30, 1999 is due to decreases in depreciation, interest, operating and administrative expenses, partially offset by decreases in interest and other income, and gains on the sale of aircraft inventory in 1998.

The decrease in depreciation expense during the nine months ended September 30, 1999 is the result of several aircraft having been fully depreciated down to their estimated salvage values during 1998.

Interest expense decreased during the three and nine months ended September 30, 1999, as compared to the same period in 1998, due to the continuing payments being made on the TWA hushkit notes payable.

Operating expenses decreased during the three and nine months ended September 30, 1999, as compared to the same period in 1998, due to legal expenses incurred during 1998, related to the sale of aircraft to Triton.

Administration and other expenses decreased during the three and nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to a decrease in printing and postage costs resulting from several additional investor mailings required in 1998. Also contributing to this decrease was a decrease in consulting fees.

Interest income decreased during the three and nine months ended September 30, 1999, as compared to the same periods in 1998, primarily due to a decrease in the cash reserves due to distributions over the same periods.

Payments totaling $230,577 were received, and recognized as other income, during the nine months ended September 30, 1998, from the sale of parts from nine disassembled aircraft. There were no such sales in 1999.

The increase in the deferred income balance at September 30, 1999 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three and nine months ended September 30, 1999 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, except for the September 1999 lease payment. On October 1, 1999, the Partnership received its $850,000 rental payment from TWA that was due on September 27, 1999. This amount was included in rent and other receivables on the balance sheet at September 30, 1999.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1999 and 1998 were $1,374,890 or $2.75 per limited partnership unit, and $1,449,884 or $2.90 per limited partnership unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1999 and 1998 were $5,049,596 or $10.10 per limited partnership unit, and $17,698,584 or $35.40 per limited partnership unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA.


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

As discussed in the Partnership's Annual Report on Form 10-K, GECC and GECAS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will affect their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities and suppliers were in the control phase. As a final step in the control phase, GECC has developed, tested and is prepared to implement contingency plans to minimize disruption of critical business processes.

As noted elsewhere, the Partnership has ten aircraft and spare parts inventory remaining in its portfolio at this time. All of these remaining aircraft are on lease with Trans World Airlines, Inc. ("TWA"). TWA has advised GECAS that it has adopted procedures to identify and address Year 2000 issues and that it has developed a plan to implement required changes in its equipment, operations and systems. To the extent, however, that TWA suffers any material disruption of its business and operations due to Year 2000 failure of equipment or information systems, such disruption would likely have a material adverse effect on the Partnership's operations and financial condition.

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS has applied the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors, as GECAS has applied with respect to its outside vendors pursuant to its internal Year 2000 program.

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

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1998 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1999 and June 30, 1999, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Kepford, et al. v. Prudential Securities, et al. - On September 6, 1999, the Court entered an order granting a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration.

Other Proceedings - Item 10 in Part III of the Partnership's  1998 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1999 and June 30, 1999 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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




         November 12, 1999              By:  /S/Marc A. Meiches
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