Form 10-K405
period 1999-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 2000-03-29
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1999.

                    Documents incorporated by reference: None

                       This document consists of 35 pages.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item  2.  The  following   table  describes   certain   material  terms  of  the
Partnership's  leases to Trans World  Airlines,  Inc.  (TWA) as of December  31,
1999:

                                       Number of     Lease
Lessee         Aircraft Type            Aircraft   Expiration    Renewal Options
------         -------------           ----------  ----------    ---------------

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

         In October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provided for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregated $2.6 million, plus interest being repaid in monthly installments between May 1995 through December 1995. The Partnership received as consideration for the agreement $157,568 and warrants for TWA Common Stock. These warrants were exercised in 1995 and the related stock was subsequently sold in 1996.

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

A discussion of the current market condition for the type of aircraft owned by the Partnership follows. For further information, see Demand For Aircraft in the Industry Update Section of Item 7.

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


Item 2.  Properties

At December 31, 1999, the Partnership owned a portfolio of 10 used commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 10 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.

The following table describes the Partnership's aircraft portfolio at December 31, 1999 in greater detail:

                                                 Year of            Cycles
Aircraft Type                Serial Number     Manufacture    As of 10/31/99 (1)
-------------                -------------     -----------    ------------------
McDonnell Douglas DC-9-30       47028            1967               87,527
McDonnell Douglas DC-9-30       47030            1967               86,845
McDonnell Douglas DC-9-30       47095            1967               82,669
McDonnell Douglas DC-9-30       47109            1968               85,624
McDonnell Douglas DC-9-30       47134            1967               81,772
McDonnell Douglas DC-9-30       47136            1968               81,841
McDonnell Douglas DC-9-30       47172            1968               83,033
McDonnell Douglas DC-9-30       47173            1968               86,055
McDonnell Douglas DC-9-30       47250            1968               87,215
McDonnell Douglas DC-9-30       47491            1970               78,978

(1) Cycle information as of 12/31/99 was not available.


Item 3.  Legal Proceedings

Midway Airlines, Inc. (Midway) Bankruptcy - As previously reported in the Partnership's 1998 Form 10-K, in March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no payment or settlement of the Partnership's bankruptcy claims has been offered.

Kepford, et al. v. Prudential Securities, et al. -On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration.

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

b)       Number of Security Holders:

                                                      Number of Record Holders
                   Title of Class                      as of December 31, 1999
         -----------------------------------------    ------------------------

         Depository Units Representing Assignments
         Of Limited Partnership Interests:                       15,776

         General Partnership Interest:                                1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 1999 and 1998 totaled $6,374,489 and $19,148,468, respectively. Cash distributions per Limited Partnership unit were $12.75 and $38.30 in 1999 and 1998, respectively.

Item 6.  Selected Financial Data

                                               For the years ended December 31,
                                               --------------------------------

                                 1999          1998          1997          1996           1995
                                 ----          ----          ----          ----           ----

Revenues                    $  9,590,876  $ 10,055,914  $ 14,959,380  $ 17,077,758   $ 21,096,762

Net Income (Loss)              5,605,780     5,287,954     4,989,096    (6,803,529)     7,897,946

Net Income (Loss)
  allocated to Limited
  Partners                     4,912,337     3,948,438     4,939,205    (8,622,805)     6,694,079

Net Income (Loss) per
  Limited Partnership Unit          9.83          7.90          9.88        (17.25)         13.39

Cash Distributions per
  Limited Partnership
  Unit                             12.75         38.30         22.20         37.75          22.50

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                12.75         38.30         22.20         37.75          22.50

Total Assets                  36,199,898    40,019,792    58,054,962    67,014,686     82,001,364

Partners' Capital             28,675,899    30,152,885    46,144,927    53,489,164     81,264,915

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1999, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. The Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.


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


Partnership Operations

The Partnership reported net income of $5,605,780, or $9.83 per Limited Partnership unit for the year ended December 31, 1999, compared to net income of $5,287,954, or $7.90 per Limited Partnership unit and $4,989,096, or $9.88 per Limited Partnership unit, for the years ended December 31, 1998 and 1997, respectively. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

The decrease in rental revenues, depreciation expense and management fees during 1999 and 1998, compared to 1997 was primarily attributable to the sale of 8 aircraft to Triton during 1997. Depreciation expense was further decreased in 1999 and 1998, compared to 1997, as a result of several aircraft having been fully depreciated down to their original estimated residual values during 1998. This decrease was partially offset by additional depreciation, due to the Partnership's downward adjustment of the estimated residual value of the portfolio aircraft, beginning the fourth quarter of 1999.

In November 1996, hushkits were installed on the 10 aircraft currently leased to TWA. The leases for these 10 aircraft were extended for a period of eight years until November 2004. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $581,941, $908,701 and $1,205,566 in interest expense on the amount borrowed to finance the hushkits during 1999, 1998 and 1997, respectively.

The Partnership recorded other income of $785,094 during 1997 compared to $-0-and $64 during 1998 and 1999, respectively. Other income, in 1997, was primarily the result of the receipt of $743,476 related to amounts due under the TWA maintenance credit and rent deferral agreement.

Interest income decreased during 1998, as compared to 1997, primarily due to the payoff of notes receivable from Continental Airlines, Inc. and Triton during 1997. Interest income further decreased during 1999, as compared to 1998, primarily due to a decrease in the cash reserves.

Operating expense decreased in 1999, when compared to 1998 primarily due to legal expense related to the Ron Wallace Litigation Settlement in 1998 as more fully described below.

Administrative expenses decreased in 1999 compared 1998 and 1997 primarily due to additional printing and postage costs incurred in 1998 as a result of the Triton litigation and settlement.

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

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $311,641 or $.62 per Limited Partners unit.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from lessees, except for the $850,000 December 27, 1999 payment due from TWA, which was received on January 3, 2000. This amount was included in rent and other receivables on the balance sheet at December 31, 1999. While TWA has committed to an uninterrupted flow of lease payments, there can be no assurance that TWA will continue to honor its obligations in the future.

During 1998 and 1997, the Partnership received net proceeds from the sale of aircraft inventory of $230,577 and $590,981, respectively. This includes the sale of remaining inventory of aircraft parts from the four disassembled aircraft to Soundair in 1998 for $100,000. There were no such sales in 1999.

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

As discussed in Note 3 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.0 million against rental payments, subject to annual limitations, over the remaining lease terms.

Cash Distributions - Cash distributions to Limited Partners were $6,374,489, $19,148,468, and $11,100,000 in 1999, 1998 and 1997, respectively. Cash distributions per Limited Partnership unit totaled $12.75, $38.30, and $22.20 in 1999, 1998 and 1997, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section, and the receipt of rental payments from TWA.


Impact of the Year 2000 Issue

To date, the Partnership has not incurred any expenditures related to the Year 2000 issue nor does it expect to incur any material costs in the future.


Sale of Aircraft and Inventory

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

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $288,949, which is included in 1998 operating expenses.


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

Currently, legislation has been drafted and is under review by the EU to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers after May 1, 2000 (deferred from an April 1, 1999 deadline) and will preclude all operation of hushkitted aircraft within the EU by April 1, 2002. The effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.

Demand for Aircraft - At year end 1999, there were approximately 13,550 jet aircraft in the world fleet. Approximately 1,800 aircraft were leased or sold during 1999, an increase of 9% over 1998. Air travel continued to be strong in 1999 with traffic growth around the 5% level. In 2000 traffic is projected to drop off slightly to an estimated growth rate of 4.5%. Surging fuel prices in 1999 hit the Gulf War levels as airlines added a $20 surcharge to their tickets. The increase in fuel prices cost the industry an approximate $350 million in the fourth quarter of 1999. Alliances continued to evolve in 1999 as airlines aligned themselves with code sharing, joint pricing, schedule integration and corporate agreements. The stage II fleet was projected to drop to 5% at year end 1999 and to 2% in 2002. During 1999 Airbus captured 55% of the orders placed as they outpaced Boeing by 10%. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia has improved over 1998, however South America continues its economic turmoil. Timing of when the down cycle ends or how severe it will be is still in question, however it should be less severe than anticipated in 1998.

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

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by SFAS No. 121. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $311,641 or $.62 per Limited Partnership unit.

Item 8.  Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998


            AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund III,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



San Francisco, California,
    January 21, 2000

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                                         1999           1998
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 12,317,505   $ 13,423,701

RENT AND OTHER RECEIVABLES                               863,257        850,748

AIRCRAFT, net of accumulated depreciation
  of $59,165,441 in 1999 and $56,439,234 in 1998      23,019,136     25,745,343
                                                    ------------   ------------

       Total Assets                                 $ 36,199,898   $ 40,019,792
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    170,274   $    115,888

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            127,948        121,632

DEFERRED INCOME                                        3,047,843      1,837,210

NOTES PAYABLE                                          4,177,934      7,792,177
                                                    ------------   ------------

       Total Liabilities                               7,523,999      9,866,907
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (3,657,030)    (3,642,196)
  Limited Partners, 499,960 units
     issued and outstanding                           32,332,929     33,795,081
                                                    ------------   ------------

       Total Partners' Capital (Deficit)              28,675,899     30,152,885
                                                    ------------   ------------

       Total Liabilities and Partners' Capital
         (Deficit)                                  $ 36,199,898   $ 40,019,792
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                            1999         1998         1997
                                            ----         ----         ----

REVENUES:
    Rent from operating leases          $ 8,989,368  $ 8,989,368  $11,965,617
    Interest                                601,444      835,969    1,617,688
    Gain on sale of aircraft inventory         --        230,577      590,981
    Other                                        64         --        785,094
                                        -----------  -----------  -----------

         Total Revenues                   9,590,876   10,055,914   14,959,380
                                        -----------  -----------  -----------

EXPENSES:
    Depreciation                          2,726,207    2,826,371    7,930,392
    Management fees to General Partner      347,147      347,147      420,482
    Interest                                581,941      908,701    1,205,566
    Operating                                17,722      318,160       33,158
    Administration and other                312,079      367,581      380,686
                                        -----------  -----------  -----------

         Total Expenses                   3,985,096    4,767,960    9,970,284
                                        -----------  -----------  -----------

NET INCOME                              $ 5,605,780  $ 5,287,954  $ 4,989,096
                                        ===========  ===========  ===========

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                 $   693,443  $ 1,339,516  $    49,891
                                        ===========  ===========  ===========

NET INCOME ALLOCATED TO
    THE LIMITED PARTNERS                $ 4,912,337  $ 3,948,438  $ 4,939,205
                                        ===========  ===========  ===========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                    $      9.83  $      7.90  $      9.88
                                        ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                        General       Limited
                                        Partner      Partners          Total
                                        -------      --------          -----


Balance, December 31, 1996           $ (1,670,662)  $ 55,159,826   $ 53,489,164

    Net income                             49,891      4,939,205      4,989,096

    Cash distributions to partners     (1,233,333)   (11,100,000)   (12,333,333)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (2,854,104)    48,999,031     46,144,927

    Net income                          1,339,516      3,948,438      5,287,954

    Capital redemptions                      --           (3,920)        (3,920)

    Cash distributions to partners     (2,127,608)   (19,148,468)   (21,276,076)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,642,196)    33,795,081     30,152,885

    Net income                            693,443      4,912,337      5,605,780

    Cash distributions to partners       (708,277)    (6,374,489)    (7,082,766)
                                     ------------   ------------   ------------

Balance, December 31, 1999           $ (3,657,030)  $ 32,332,929   $ 28,675,899
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                                 POLARIS AIRCRAFT INCOME FUND III,
                                 A California Limited Partnership

                                     STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                           1999           1998           1997
                                                           ----           ----           ----
OPERATING ACTIVITIES:
  Net income                                          $  5,605,780   $  5,287,954   $  4,989,096
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                        2,726,207      2,826,371      7,930,392
    Gain on sale of aircraft inventory                        --         (230,577)      (590,981)
    Changes in operating assets and liabilities:
        Decrease (increase) in rent and other
           receivables                                     (12,509)            12       (498,866)
        Decrease in other assets                              --             --          104,275
        Increase (decrease) in payable to affiliates        54,386         (7,354)        37,237
        Increase (decrease) in accounts payable
           and accrued liabilities                           6,316         41,421        (43,147)
        Increase in deferred income                      1,210,633      1,210,632        166,498
                                                      ------------   ------------   ------------

           Net cash provided by operating activities     9,590,813      9,128,459     12,094,504
                                                      ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft inventory                    --          230,577        590,981
  Proceeds from sale of aircraft                              --             --        1,506,762
  Payments to Purchaser related to sale of aircraft           --             --       (1,341,968)
  Principal payments on notes receivable                      --             --        9,713,711
                                                      ------------   ------------   ------------

           Net cash provided by investing activities          --          230,577     10,469,486
                                                      ------------   ------------   ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                   (3,614,243)    (3,287,827)    (1,827,274)
  Capital redemptions                                         --           (3,920)          --
  Cash distributions to partners                        (7,082,766)   (21,276,076)   (12,333,333)
                                                      ------------   ------------   ------------

           Net cash used in financing activities       (10,697,009)   (24,567,823)   (14,160,607)
                                                      ------------   ------------   ------------

CHANGES IN CASH AND CASH
EQUIVALENTS                                             (1,106,196)   (15,208,787)     8,403,383

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     13,423,701     28,632,488     20,229,105
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $ 12,317,505   $ 13,423,701   $ 28,632,488
                                                      ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



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

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income or loss and the number of units outstanding of 499,960 for the year ended December 31, 1999 and 1998, and 500,000 for the year ended December 31, 1997.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.


2.       Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the depositary contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 Units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. At December 31, 1999, there were 499,960 units outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depository Company III (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Notes 8 and 9.


3.       Aircraft

At December 31, 1999, the Partnership owned 10 aircraft from its original portfolio of 38 used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases, the Partnership has agreed to share in the cost of compliance with ADs. TWA may offset up to an additional $1.0 million against rental payments, subject to annual limitations, over the remaining lease terms. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in 1992, seven aircraft in 1993, three aircraft in 1994 and eight aircraft in 1997. In addition, nine aircraft were disassembled for sale of their component parts (Note 6), the remainder of which was sold to Soundair, Inc. in 1998.

The following table describes the Partnership's aircraft portfolio at December 31, 1999 in greater detail:

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

Ten McDonnell Douglas DC-9-30s - Initially thirteen aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing. In June 1997, three of the thirteen aircraft were sold, subject to the existing leases, to Triton Aviation Services III LLC, as discussed in Note 4. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004.

The following is a schedule by year of future minimum rental revenue under the existing leases:

                 Year                             Amount
                 ----                             ------
                 2000                           $10,200,000
                 2001                            10,200,000
                 2002                             7,450,000
                 2003                             7,200,000
                 2004                             6,000,000
                                                -----------
                                                $41,050,000
                                                ===========

Future minimum rental payments may be offset or reduced by future costs as described above.

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

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $311,641 or $.62 per Limited Partnership unit.

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by SFAS No. 121. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

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

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $288,949, which is included in 1998 operating expenses.


6.       Disassembly of Aircraft

In an attempt to maximize the economic return from three of the remaining four McDonnell Douglas DC-9-10 aircraft formerly leased to Midway Airlines, Inc. (Midway) and the six Boeing 727-100 aircraft formerly leased to Continental Airlines, Inc. (Continental), the Partnership entered into an agreement with Soundair, Inc. (Soundair) for the disassembly and sale of these aircraft in 1992.

The Partnership has incurred the cost of disassembly and received the proceeds from the sale of such parts, net of necessary overhaul expenses, and commissions paid to Soundair. During 1998 and 1997, the Partnership received net proceeds from the sale of aircraft inventory of $230,577 (including the proceeds discussed below) and $590,981, respectively. There were no such receipts in 1999.

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

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over 50 months (through December 2000) at an interest rate of approximately 10% per annum. Cash paid for interest expense on the loan was $585,758, $912,172 and $1,100,648 in 1999, 1998 and 1997, respectively.

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


8.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1999, 1998 and 1997, the Partnership paid management fees to PIMC of $300,000, $300,000, and $369,396, respectively. Management fees payable to PIMC were $151,823 and $104,676 at December 31, 1999 and 1998, respectively.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1999, 1998 and 1997, the Partnership reimbursed PIMC for expenses of $309,612, $714,049, and $470,603, respectively. Reimbursements totaling $18,451 and $11,211 were payable to PIMC at December 31, 1999 and 1998, respectively.

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

  e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 9).


9.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 8). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 11, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 1999 at the current carrying value, the tax basis capital accounts of the General Partner and the Limited Partners is estimated to be $2,301,914 and $29,421,827, respectively.


10.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1999 and 1998 are as follows:

                          Reported Amounts     Tax Basis        Net Difference
                          ----------------     ---------        --------------

1999:    Assets             $36,199,898       $19,838,816        $16,361,082
         Liabilities          7,523,999         4,461,131          3,062,868

1998:    Assets             $40,019,792       $23,550,781        $16,469,011
         Liabilities          9,866,907         8,144,706          1,722,201

11.      Reconciliation of Book Net Income to Taxable Net Income

The following is a reconciliation between net income per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                  1999       1998        1997
                                                  ----       ----        ----

Book net income per Limited Partnership unit     $ 9.83     $ 7.90      $ 9.88
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental revenue                                2.40       2.40       (0.53)
     Management fee expense                        0.23      (0.15)       0.06
     Depreciation                                  0.21      (1.37)       5.12
     Gain or loss on sale of aircraft                -          -         9.00
     Basis in inventory                              -          -        (0.40)
     Other revenue and expense items                 -        0.84          -
                                                 ------     ------      -------

Taxable net income per Limited Partnership
  unit                                           $12.67     $ 9.62      $23.13
                                                 ======     ======      ======

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


12.      Subsequent Events

The Partnership made a cash distribution of $1,324,894 or $2.65 per Limited Partnership unit, to Limited Partners, and $147,210 to the General Partner on January 14, 2000.

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

The officers and directors of PIMC are:

            Name                         PIMC  Title
            ----                         -----------

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

Mr. Dull, 39, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 47, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Ms. Macholl, 46, assumed the position of Director of PIMC effective February 27, 1999. Ms. Macholl presently holds the position of Senior Vice President, Marketing Finance for GECAS. Prior to joining GECAS, Ms. Macholl has been with the General Electric Company (GE) and its subsidiaries since 1977. Ms. Macholl previously held the position of Vice President Finance for CBSI Inc., a wholly owned subsidiary of the General Electric Company. Ms. Macholl has also held various financial management positions for the GE Lighting business.

Mr. Liu, 42, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 51, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 58, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


Certain Legal Proceedings:

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


Item 11. Executive Compensation

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $300,000 were paid to PIMC in 1999 in addition to a 10% interest in all cash distributions as described in Note 8 to the financial statements (Item 8).


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


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

                  Report of Independent Public Accountants                 15
                  Balance Sheets                                           16
                  Statements of Operations                                 17
                  Statements of Changes in Partners' Capital (Deficit)     18
                  Statements of Cash Flows                                 19
                  Notes to Financial Statements                            20


2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.


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




           March 24, 2000                   By:  /S/ Eric M. Dull
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

    /S/Eric M. Dull       President and Director of Polaris       March 24, 2000
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 24, 2000
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Barbara Macholl    Director of Polaris Investment          March 24, 2000
    -------------------   Management Corporation, General         --------------
    (Barbara Macholl)     Partner of the Registrant

    /S/Norman C. T. Liu   Vice President and Director of          March 24, 2000
    -------------------   Polaris Investment Management           --------------
    (Norman C. T. Liu)    Corporation, General Partner
                          of the Registrant