Form 10-Q
period 2000-03-31
POLARIS AIRCRAFT INCOME FUND III
filed 2000-05-12
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 2000




                                      INDEX



Part I.       Financial Information                                         Page


         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 2000 and 1999.....................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1999
                  and Three Months Ended March 31, 2000.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 2000 and 1999...............................6

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

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      March 31,    December 31,
                                                        2000           1999
                                                        ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $ 12,334,963   $ 12,317,505

RENT AND OTHER RECEIVABLES                               863,499        863,257

AIRCRAFT, net of accumulated depreciation
   of $60,083,091 in 2000 and $59,165,441 in 1999     22,101,486     23,019,136
                                                    ------------   ------------

        Total Assets                                $ 35,299,948   $ 36,199,898
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    179,414   $    170,274

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           111,747        127,948

DEFERRED INCOME                                        3,350,500      3,047,843

NOTES PAYABLE                                          3,219,642      4,177,934
                                                    ------------   ------------

        Total Liabilities                              6,861,303      7,523,999
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,659,416)    (3,657,030)
   Limited Partners, 499,960 units
        issued and outstanding                        32,098,061     32,332,929
                                                    ------------   ------------

        Total Partners' Capital (Deficit)             28,438,645     28,675,899
                                                    ------------   ------------

        Total Liabilities and Partners' Capital
          (Deficit)                                 $ 35,299,948   $ 36,199,898
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        2000            1999
                                                        ----            ----
REVENUES:
   Rent from operating leases                        $2,247,342      $2,247,342
   Interest                                             171,702         145,382
                                                     ----------      ----------

           Total Revenues                             2,419,044       2,392,724
                                                     ----------      ----------

EXPENSES:
   Depreciation                                         917,650         602,854
   Management fees to general partner                    86,787          86,787
   Interest                                              90,696         177,334
   Operating                                              3,722           3,931
   Administration and other                              85,338          61,833
                                                     ----------      ----------

           Total Expenses                             1,184,193         932,739
                                                     ----------      ----------

NET INCOME                                           $1,234,851      $1,459,985
                                                     ==========      ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                               $  144,825      $  244,558
                                                     ==========      ==========

NET INCOME ALLOCATED TO
   LIMITED PARTNERS                                  $1,090,026      $1,215,427
                                                     ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                  $     2.18      $     2.43
                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1999 and
                                         Three Months Ended March 31, 2000
                                         ---------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1998           $ (3,642,196)  $ 33,795,081   $ 30,152,885

   Net income                             693,443      4,912,337      5,605,780

   Cash distributions to partners        (708,277)    (6,374,489)    (7,082,766)
                                     ------------   ------------   ------------

Balance, December 31, 1999             (3,657,030)    32,332,929     28,675,899

   Net income                             144,825      1,090,026      1,234,851

   Cash distributions to partners        (147,211)    (1,324,894)    (1,472,105)
                                     ------------   ------------   ------------

Balance, March 31, 2000              $ (3,659,416)  $ 32,098,061   $ 28,438,645
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        2000            1999
                                                        ----            ----
OPERATING ACTIVITIES:
     Net income                                     $  1,234,851   $  1,459,985
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                      917,650        602,854
       Changes in operating assets and
         liabilities:
          Decrease (increase) in rent and other
            receivables                                     (242)           155
          Increase in payable to affiliates                9,140         20,777
          Decrease in accounts payable
              and accrued liabilities                    (16,201)       (50,649)
          Increase in deferred income                    302,657        302,658
                                                    ------------   ------------

              Net cash provided by operating
                activities                             2,447,855      2,335,780
                                                    ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                (958,292)      (871,746)
     Cash distributions to partners                   (1,472,105)    (2,555,351)
                                                    ------------   ------------

              Net cash used in financing
                activities                            (2,430,397)    (3,427,097)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                          17,458     (1,091,317)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              12,317,505     13,423,701
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $ 12,334,963   $ 12,332,384
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.      Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund III's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1999, 1998, and 1997 included in the Partnership's 1999 Annual Report to the SEC on Form 10-K.


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended       Payable at
                                           March 31, 2000       March 31, 2000
                                           --------------       --------------

Aircraft Management Fees                       $ 75,000             $163,610

Out-of-Pocket Administrative Expense
    Reimbursement                               106,903               15,804
                                               --------             --------

                                               $181,903             $179,414
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2000, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft.


Partnership Operations

The Partnership reported net income of $1,234,851, or $2.18 per limited partnership unit, for the three months ended March 31, 2000 compared to net income of $1,459,985, or $2.43 per unit, for the same period in 1999.

The  decrease  in  net  income  is  due  to  increases   in   depreciation   and
administrative expenses, partially offset by decreases in interest expense, and an increase in interest income, as discussed below.

Depreciation expense increased during the three months ended March 31, 2000, as compared to the same period in 1999, due to the Partnership's downward adjustment to the estimated residual value of the aircraft portfolio at lease end, beginning in the fourth quarter of 1999.

Interest expense decreased during the three months ended March 31, 2000, as compared to the same period in 1999, due to the continuing payments being made on the TWA hushkit notes payable.

Administration expenses increased during the three months ended March 31, 2000, as compared to the same period in 1999, primarily due to bank and consulting fees incurred for the research and reissue of a large number of investor distribution checks during the three months ended March 31, 2000. There were no such fees during the same period in 1999.

Interest income increased during the three months ended March 31, 2000, as compared to the same period in 1999, primarily due to higher average cash reserves and a higher rate of return on those cash reserves over the same periods.

The increase in the deferred income balance at March 31, 2000 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three months ended March 31, 2000 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, except for the March 2000 lease payment. On April 3, 2000, the Partnership received its $850,000 rental payment from TWA that was due on March 27, 2000. This amount was included in rent and other receivables on the balance sheet at March 31, 2000.

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

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 2000 and 1999 were $1,324,894, or $2.65 per limited partnership unit, and $2,299,816, or $4.60 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; and the receipt of rental payments from TWA.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1999 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                 POLARIS AIRCRAFT INCOME FUND III,
                                 A California Limited Partnership
                                 (Registrant)
                                 By:   Polaris Investment
                                       Management Corporation,
                                       General Partner




         May 11, 2000                  By:      /S/Marc A. Meiches
      -----------------                         --------------------------------
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