Form 10-Q
period 2000-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 2000-08-11
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2000




                                      INDEX



Part I.   Financial Information                                             Page


          Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 2000 and 1999................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1999
                  and Six Months Ended June 30, 2000..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 2000 and 1999................................6

              e)  Notes to Financial Statements...............................7

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........8



Part II.  Other Information

          Item 1.      Legal Proceedings.....................................10

          Item 6.      Exhibits and Reports on Form 8-K......................10

          Signature    ......................................................11

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,     December 31,
                                                        2000           1999
                                                        ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $ 12,415,554   $ 12,317,505

RENT AND OTHER RECEIVABLES                               850,568        863,257

AIRCRAFT, net of accumulated depreciation
    of $61,000,741 in 2000 and $59,165,441 in 1999    21,183,836     23,019,136
                                                    ------------   ------------

         Total Assets                               $ 34,449,958   $ 36,199,898
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    176,302   $    170,274

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          155,492        127,948

DEFERRED INCOME                                        3,653,158      3,047,843

NOTES PAYABLE                                          2,238,402      4,177,934
                                                    ------------   ------------

         Total Liabilities                             6,223,354      7,523,999
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (3,661,549)    (3,657,030)
    Limited Partners, 499,960 units
      issued and outstanding                          31,888,153     32,332,929
                                                    ------------   ------------

         Total Partners' Capital (Deficit)            28,226,604     28,675,899
                                                    ------------   ------------

         Total Liabilities and Partners' Capital
           (Deficit)                                $ 34,449,958   $ 36,199,898
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                         --------                --------

                                     2000        1999        2000         1999
                                     ----        ----        ----         ----
REVENUES:
   Rent from operating leases     $2,247,342  $2,247,342  $4,494,684  $4,494,684
   Interest and other                185,719     140,399     357,421     285,781
                                  ----------  ----------  ----------  ----------

           Total Revenues          2,433,061   2,387,741   4,852,105   4,780,465
                                  ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                      917,650     602,855   1,835,300   1,205,709
   Management fees to general
     partner                          86,786      86,786     173,573     173,573
   Interest                           67,724     156,437     158,420     333,771
   Operating                           3,722       3,722       7,444       7,653
   Administration and other           97,116      88,675     182,454     150,508
                                  ----------  ----------  ----------  ----------

           Total Expenses          1,172,998     938,475   2,357,191   1,871,214
                                  ----------  ----------  ----------  ----------

NET INCOME                        $1,260,063  $1,449,266  $2,494,914  $2,909,251
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER            $  145,077  $  151,968  $  289,902  $  396,526
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS            $1,114,986  $1,297,298  $2,205,012  $2,512,725
                                  ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT               $     2.23  $     2.59  $     4.41  $     5.03
                                  ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Year Ended December 31, 1999 and
                                         Six Months Ended June 30, 2000
                                         ------------------------------

                                     General         Limited
                                     Partner        Partners         Total
                                     -------        --------         -----


Balance, December 31, 1998         $ (3,642,196)  $ 33,795,081   $ 30,152,885

   Net income                           693,443      4,912,337      5,605,780

   Cash distributions to partners      (708,277)    (6,374,489)    (7,082,766)
                                   ------------   ------------   ------------

Balance, December 31, 1999           (3,657,030)    32,332,929     28,675,899

   Net income                           289,902      2,205,012      2,494,914

   Cash distributions to partners      (294,421)    (2,649,788)    (2,944,209)
                                   ------------   ------------   ------------

Balance, June 30, 2000             $ (3,661,549)  $ 31,888,153   $ 28,226,604
                                   ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                        2000            1999
                                                        ----            ----
OPERATING ACTIVITIES:
     Net income                                     $  2,494,914   $  2,909,251
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                    1,835,300      1,205,709
       Changes in operating assets and liabilities:
          Decrease in rent and other receivables          12,689            142
          Increase in payable to affiliates                6,028         27,754
          Increase (decrease) in accounts payable
              and accrued liabilities                     27,544        (31,866)
          Increase in deferred income                    605,315        605,316
                                                    ------------   ------------

              Net cash provided by operating
                activities                             4,981,790      4,716,306
                                                    ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable              (1,939,532)    (1,764,366)
     Cash distributions to partners                   (2,944,209)    (4,083,007)
                                                    ------------   ------------

              Net cash used in financing
                activities                            (4,883,741)    (5,847,373)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                          98,049     (1,131,067)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              12,317,505     13,423,701
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $ 12,415,554   $ 12,292,634
                                                    ============   ============


SUPPLEMENTAL INFORMATION:
     Interest paid                                  $    160,468   $    335,634
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                           Three Months Ended     Payable at
                                              June 30, 2000      June 30, 2000
                                              -------------      -------------

Aircraft Management Fees                        $ 75,000            $175,397

Out-of-Pocket Administrative Expense
    Reimbursement                                196,562                 905
                                                --------            --------

                                                $271,562            $176,302
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2000, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft.


Partnership Operations

The Partnership recorded net income of $1,260,063, or $2.23 per limited partnership unit, for the three months ended June 30, 2000, as compared to net income of $1,449,266, or $2.59 per limited partnership unit, for the three months ended June 30, 1999. The Partnership recorded net income of $2,494,914 or $4.41 per limited partnership unit, for the six months ended June 30, 2000 compared to net income of $2,909,251 or $5.03 per limited partnership unit, for the six months ended June 30, 1999.

The decrease in net income in 2000 is due to increases in depreciation and administration expenses, partially offset by decreases in interest expense, and an increase in interest income, as discussed below.

The increase in the deferred income balance at June 30, 2000 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three and six months ended June 30, 2000 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.

Interest income increased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, primarily due to a higher rate of return on cash reserves over the same periods.

Depreciation expense increased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, due to the Partnership's downward adjustment to the estimated residual value of the aircraft portfolio at lease end, beginning in the fourth quarter of 1999.

Interest expense decreased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, due to the continued payments made on the notes payable for the TWA hushkits.

Administration and other expenses increased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, primarily due to bank and consulting fees incurred for the research and reissue of a large number of investor distribution checks during 2000. The increase in printing and postage costs also contributed to the higher administration and other expenses during 2000.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, during the six months ended June 30, 2000, except for the June 2000 lease payment. On July 5, 2000, the Partnership received its $850,000 rental payment from TWA that was due on June 27, 2000. This amount was included in rent and other receivables on the balance sheet at June 30, 2000.

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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 2000 and 1999 were $1,324,894, or $2.65 per limited partnership unit, and $1,374,890, or $2.75 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 2000 and 1999 were $2,649,788, or $5.30 per limited partnership unit, and $3,674,706, or $7.35 per limited partnership unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2000, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 of Part III of the Partnership's  1999 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended March 31, 2000 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                 POLARIS AIRCRAFT INCOME FUND III,
                                 A California Limited Partnership
                                 (Registrant)
                                 By:   Polaris Investment
                                       Management Corporation,
                                       General Partner




       August 10, 2000                  By:     /S/Stephen E. Yost
      -----------------                         --------------------------------
                                                Stephen E. Yost
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)