Form 10-Q
period 2000-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 2000-11-14
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 2000




                                      INDEX



Part I.  Financial Information                                              Page


         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 2000 and 1999...........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1999
                  and Nine Months Ended September 30, 2000....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 2000 and 1999...........................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8



Part II. Other Information

         Item 1.      Legal Proceedings......................................10

         Item 6.      Exhibits and Reports on Form 8-K.......................10

         Signature    .......................................................11

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                   September 30,   December 31,
                                                       2000            1999
                                                       ----            ----

ASSETS:

CASH AND CASH EQUIVALENTS                          $ 12,428,493   $ 12,317,505

RENT AND OTHER RECEIVABLES                              851,617        863,257

OTHER ASSETS                                             14,290           --

AIRCRAFT, net of accumulated depreciation
    of $61,918,391 in 2000 and $59,165,441
    in 1999                                          20,266,186     23,019,136
                                                   ------------   ------------

         Total Assets                              $ 33,560,586   $ 36,199,898
                                                   ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    207,534   $    170,274

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          87,174        127,948

DEFERRED INCOME                                       3,955,817      3,047,843

NOTES PAYABLE                                         1,233,666      4,177,934
                                                   ------------   ------------

         Total Liabilities                            5,484,191      7,523,999
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                  (3,663,065)    (3,657,030)
    Limited Partners, 499,960 units
      issued and outstanding                         31,739,460     32,332,929
                                                   ------------   ------------

         Total Partners' Capital (Deficit)           28,076,395     28,675,899
                                                   ------------   ------------

         Total Liabilities and Partners'
           Capital (Deficit)                       $ 33,560,586   $ 36,199,898
                                                   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                       -------------          -------------

                                     2000        1999        2000        1999
                                     ----        ------      ----        ----
REVENUES:
   Rent from operating leases     $2,247,342  $2,247,342  $6,742,026  $6,742,026
   Interest and other                199,325     151,503     556,746     437,284
                                  ----------  ----------  ----------  ----------

           Total Revenues          2,446,667   2,398,845   7,298,772   7,179,310
                                  ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                      917,650     602,855   2,752,950   1,808,564
   Management fees to general
     partner                          86,787      86,787     260,360     260,360
   Interest                           44,203     135,040     202,623     468,811
   Operating                           3,722       6,347      11,166      14,000
   Administration and other           72,409      66,394     254,863     216,902
                                  ----------  ----------  ----------  ----------

           Total Expenses          1,124,771     897,423   3,481,962   2,768,637
                                  ----------  ----------  ----------  ----------

NET INCOME                        $1,321,896  $1,501,422  $3,816,810  $4,410,673
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER            $  145,695  $  152,490  $  435,597  $  549,016
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS            $1,176,201  $1,348,932  $3,381,213  $3,861,657
                                  ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT               $     2.35  $     2.69  $     6.76  $     7.72
                                  ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1999 and
                                        Nine Months Ended September 30, 2000
                                        ------------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1998           $ (3,642,196)  $ 33,795,081   $ 30,152,885

   Net income                             693,443      4,912,337      5,605,780

   Cash distributions to partners        (708,277)    (6,374,489)    (7,082,766)
                                     ------------   ------------   ------------

Balance, December 31, 1999             (3,657,030)    32,332,929     28,675,899

   Net income                             435,597      3,381,213      3,816,810

   Cash distributions to partners        (441,632)    (3,974,682)    (4,416,314)
                                     ------------   ------------   ------------

Balance, September 30, 2000          $ (3,663,065)  $ 31,739,460   $ 28,076,395
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                       2000           1999
                                                       ----           ----
OPERATING ACTIVITIES:
     Net income                                   $  3,816,810   $  4,410,673
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                  2,752,950      1,808,564
       Changes in operating assets and
         liabilities:
          Decrease (increase) in rent and other
            receivables                                 11,640        (12,528)
          Increase in other assets                     (14,290)          --
          Increase in payable to affiliates             37,260         43,495
          Decrease in accounts payable
              and accrued liabilities                  (40,774)       (26,349)
          Increase in deferred income                  907,974        907,975
                                                  ------------   ------------

              Net cash provided by operating
                activities                           7,471,570      7,131,830
                                                  ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable            (2,944,268)    (2,678,361)
     Cash distributions to partners                 (4,416,314)    (5,610,662)
                                                  ------------   ------------

              Net cash used in financing
                activities                          (7,360,582)    (8,289,023)
                                                  ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                       110,988     (1,157,193)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                            12,317,505     13,423,701
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                $ 12,428,493   $ 12,266,508
                                                  ============   ============


SUPPLEMENTAL INFORMATION:
     Interest paid                                $    205,732   $    471,639
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended       Payable at
                                         September 30, 2000   September 30, 2000
                                         ------------------   ------------------

Aircraft Management Fees                       $ 75,000            $187,183

Out-of-Pocket Administrative Expense
    Reimbursement                               138,236              20,351
                                               --------            --------

                                               $213,236            $207,534
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2000, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA) out of its original portfolio of 38 aircraft.


Partnership Operations

The Partnership recorded net income of $1,321,896, or $2.35 per limited partnership unit, for the three months ended September 30, 2000, as compared to net income of $1,501,422, or $2.69 per limited partnership unit, for the three months ended September 30, 1999. The Partnership recorded net income of $3,816,810 or $6.76 per limited partnership unit, for the nine months ended September 30, 2000 compared to net income of $4,410,673 or $7.72 per limited partnership unit, for the nine months ended September 30, 1999.

The decrease in net income in 2000 is due to increases in depreciation and administration expenses, partially offset by a decrease in interest expense, and an increase in interest income, as discussed below.

The increase in the deferred income balance at September 30, 2000 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 10 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three and nine months ended September 30, 2000 exceeded the rental income earned on the TWA leases, causing an increase in the deferred income balance.

Interest income increased during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, primarily due to higher average cash reserves and a higher rate of return on cash reserves over the same periods.

Depreciation expense increased during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, due to the Partnership's downward adjustment to the estimated residual value of the aircraft portfolio at lease end, beginning in the fourth quarter of 1999.

Interest expense decreased during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, due to the continued payments made on the notes payable for the TWA hushkits.

Administration and other expenses increased during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, primarily due to bank and consulting fees incurred for the research and reissue of a large number of investor distribution checks during 2000. Increases in printing and postage costs also contributed to the higher administration and other expenses during 2000.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments from its sole lessee, TWA, during the nine months ended September 30, 2000, except for the September 2000 lease payment. On October 6, 2000, the Partnership received its $850,000 September rental payment from TWA that was due on September 27, 2000. This amount was included in rent and other receivables on the balance sheet at September 30, 2000.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 2000 and 1999 were $1,324,894, or $2.65 per limited partnership unit, and $1,374,890, or $2.75 per limited partnership unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 2000 and 1999 were $3,974,682, or $7.95 per limited partnership unit, and $5,049,596, or $10.10 per limited partnership unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2000, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 of Part III of the Partnership's  1999 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended June 30, 2000 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                    POLARIS AIRCRAFT INCOME FUND III,
                                    A California Limited Partnership
                                    (Registrant)
                                    By:   Polaris Investment
                                          Management Corporation,
                                          General Partner




         November 13, 2000                By:  /S/Stephen E. Yost
-----------------------------------            ---------------------------------
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