Form 10-K405
period 2000-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 2001-04-02
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 2000.

                    Documents incorporated by reference: None

                       This document consists of 41 pages.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Trans World Airlines, Inc. (TWA) as of December 31, 2000 (the "Current Lease"). See additional discussion of TWA in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     Number of       Lease
Lessee           Aircraft Type       Aircraft     Expiration     Renewal Options
------           -------------       --------     ----------     ---------------

TWA      McDonnell Douglas DC-9-30      10         11/04 (1)          none


(1) On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented Polaris Investment Management Corporation ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of seven of the ten Current Leases on modified terms and conditions as part of the TWA leased assets that American wishes to acquire. The General Partner has evaluated American's proposal and has determined that accepting such a proposal would be in the best interests of the Partnership. The TWA Bankruptcy Filing and the proposal by American to take assignment of seven of the ten current leases (on modified terms) is discussed in Note 12. The lease term, rental and maintenance terms of the Current Leases would be changed materially under American's proposal from the terms describe in the following paragraph.

         Under the Current Lease, TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 10 aircraft is November 2004. The TWA leases were modified in 1991 and were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. In 1996, the leases were extended for a period of eight years until November 2004. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms.

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

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions at a cost of approximately $1.6 million per aircraft. As noted above, hushkits have been installed on the 10 remaining Partnership aircraft. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in the Industry Update section of Item 7.

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


Item 2.  Properties

At December 31, 2000, the Partnership owned a portfolio of 10 used commercial jet aircraft out of its original portfolio of 38 aircraft. The portfolio includes 10 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.

The following table describes the Partnership's aircraft portfolio at December 31, 2000 in greater detail:

                                                   Year of            Cycles
Aircraft Type                 Serial Number      Manufacture      As of 12/31/00
-------------                 -------------      -----------      --------------
McDonnell Douglas DC-9-30        47028             1967               88,901
McDonnell Douglas DC-9-30        47030             1967               89,123
McDonnell Douglas DC-9-30        47095             1967               84,133
McDonnell Douglas DC-9-30        47109             1968               87,922
McDonnell Douglas DC-9-30        47134             1967               84,028

McDonnell Douglas DC-9-30        47136             1968               82,172
McDonnell Douglas DC-9-30        47172             1968               84,993
McDonnell Douglas DC-9-30        47173             1968               87,641
McDonnell Douglas DC-9-30        47250             1968               89,381
McDonnell Douglas DC-9-30        47491             1970               81,008


Item 3.  Legal Proceedings

Midway Airlines, Inc. (Midway) Bankruptcy - As previously reported in the Partnership's 1999 Form 10-K, in March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no payment or settlement of the Partnership's bankruptcy claims has been offered.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration. Subsequently, several of the plaintiffs filed a motion with the Court to dismiss their claims, which the court granted.

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

b)       Number of Security Holders:

                                                       Number of Record Holders
                        Title of Class                 as of December 31, 2000
         -----------------------------------------   ---------------------------

         Depository Units Representing Assignments
         Of Limited Partnership Interests:                       15,484

         General Partnership Interest:                                1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 2000 and 1999 totaled $5,299,576 and $6,374,489, respectively. Cash distributions per Limited Partnership unit were $10.60 and $12.75 in 2000 and 1999, respectively.

Item 6.  Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                 2000           1999          1998          1997          1996
                                 ----           ----          ----          ----          ----

Revenues                    $  9,742,030   $  9,590,876  $ 10,055,914  $ 14,959,380  $ 17,077,758

Net Income (Loss)             (6,246,537)     5,605,780     5,287,954     4,989,096    (6,803,529)

Net Income (Loss)
  allocated to Limited
  Partners                    (6,713,976)     4,912,337     3,948,438     4,939,205    (8,622,805)

Net Income (Loss) per
  Limited Partnership Unit        (13.43)          9.83          7.90          9.88        (17.25)

Cash Distributions per
  Limited Partnership
  Unit                             10.60          12.75         38.30         22.20         37.75

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                10.60          12.75         38.30         22.20         37.75

Total Assets                  21,355,564     36,199,898    40,019,792    58,054,962    67,014,686

Partners' Capital             16,540,944     28,675,899    30,152,885    46,144,927    53,489,164


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2000, Polaris Aircraft Income Fund III (the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 aircraft that were leased to Trans World Airlines, Inc. (collectively the "Current Leases") out of its original portfolio of 38 aircraft. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. The
Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA), and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC.

On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented the General Partner with a draft letter of intent reflecting a proposal to take assignment of seven of the ten Current Leases on modified terms and conditions as part of the TWA leased assets that American wishes to acquire. The General Partner has evaluated American's proposal and has determined that accepting such a proposal would be in the best interests of the Partnership. The TWA Bankruptcy filing and American's proposal are discussed in Note 12.


Remarketing Update

General - The General Partner evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of Aircraft or marketing such Aircraft for sale. This evaluation takes into account the current and potential earnings of the Aircraft, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the Aircraft.

American's Lease Proposal - On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of seven of the ten Current Leases on modified terms and conditions. The proposal by American is subject, among other things, to American being successful in its bid to acquire substantially all the assets of TWA, including receipt of all necessary governmental approvals required for American to complete that acquisition. The modified terms and conditions proposed by American are discussed in Note 12.


Partnership Operations

The Partnership reported net loss of $6,246,537, or $13.43 per Limited Partnership unit for the year ended December 31, 2000, compared to net income of $5,605,780, or $9.83 per Limited Partnership unit and $5,287,954, or $7.90 per Limited Partnership unit, for the years ended December 31, 1999 and 1998, respectively. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

The decrease in net income in 2000 is due to increases in depreciation, administration and bad debt expense, partially offset by a decrease in interest expense, and an increase in interest income, as discussed below.

Interest income increased in 2000, as compared to 1999, primarily due to higher average cash reserves and a higher rate of return on cash reserves over the same periods. Interest income decreased during 1999, as compared to 1998, primarily due to a decrease in the cash reserves.

During 1998, Partnership received net proceeds from the sale of aircraft inventory of $230,577. This includes the sale of remaining inventory of aircraft parts from the four disassembled aircraft to Soundair in 1998 for $100,000. There were no such sales in 1999 and 2000.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $11 million, or $22.26 per Limited
Partnership unit as increased depreciation expense in 2000 as a result of the TWA bankruptcy and the modified lease terms proposed by American. As discussed below under "TWA Bankruptcy Filing and American's Proposal", the Partnership determined to accept and negotiate with American on its proposal to take assignment of seven of the ten Current Leases on modified terms and conditions. This proposal constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS 121. As a result of a review of the Aircraft, it is expected that future cash flows to be derived from the Aircraft and projected lease terms will be less than the carrying value of the Aircraft, and the Partnership has recorded an impairment loss as of December 31, 2000. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

Depreciation expense decreased in 1999, as compared to 1998, was the result of several aircraft having been fully depreciated down to their original estimated residual values during 1998. This decrease was partially offset by additional depreciation, due to the Partnership's downward adjustment of the estimated residual value of the portfolio aircraft, beginning the fourth quarter of 1999.

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of $311,641 or $.62 per Limited Partners unit.

Interest expense decreased in 2000, as compared to 1999, and also decreased from 1998 to 1999, due to the continued payments made on the notes payable for the TWA hushkits.

In November 1996, hushkits were installed on the 10 Partnership aircraft. The leases for these 10 aircraft were then extended for a period of eight years until November 2004. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits (the "Hushkit Debt") and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $222,525, $581,941 and $908,701 in interest expense on the amount borrowed to finance the hushkits during 2000, 1999 and 1998, respectively.

Operating expense decreased in 1999, when compared to 1998 primarily due to legal expense related to the Ron Wallace Litigation Settlement in 1998 as more fully described below.

Bad debt expense increased in 2000 compared to 1999 and 1998, primarily due to the TWA Bankruptcy Filing. As discussed in Note 12, TWA subsequently cured outstanding defaults on seven of the ten Current Leases. Three leases which were not cured by TWA had a rent payment due on December 27, 2000. The Partnership recorded an allowance for credit losses and bad debt expense equal to the rent payment due December 27, 2000.

Administration and other expenses increased in 2000, as compared to 1999, primarily due to bank and consulting fees incurred for the research and reissue of a large number of investor distribution checks during 2000. Increases in printing and postage costs also contributed to the higher administration and other expenses during 2000. Administrative expenses decreased in 1999 compared to 1998 primarily due to additional printing and postage costs incurred in 1998 as a result of the Triton litigation and settlement.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from lessees during 2000, except for the December 2000 lease payment from TWA. On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"), and prior to March 12, 2001 had not made its required monthly rental payments of $85,000 per Aircraft per month since December 27, 2000. On March 12, 2001, TWA cured lease payment defaults under 7 of the 10 leases as required by Section 1110 of the Bankruptcy Code. On March 12, 2001, the Partnership received its $595,000 rental payment from TWA for seven out of ten aircraft that was due on December 27, 2000. This amount was included in rent and other receivables on the balance sheet at December 31, 2000.

During 1998, the Partnership received net proceeds from the sale of aircraft inventory of $230,577. This includes the sale of remaining inventory of aircraft parts from the four disassembled aircraft to Soundair in 1998 for $100,000. There were no such sales in 2000 and 1999.

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

Through the time of the TWA bankruptcy filing, PIMC has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership would have available funds in the event that the aircraft on lease to TWA required remarketing, and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information (including information regarding the proposal discussed below under "TWA Bankruptcy Filing and American's Proposal") becomes available in the future.

As discussed in Note 3 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.0 million against rental payments, subject to annual limitations, over the remaining lease terms.

Cash Distributions - Cash distributions to Limited Partners were $5,299,576, $6,374,489, and $19,148,468 in 2000, 1999 and 1998, respectively. Cash distributions per Limited Partnership unit totaled $10.60, $12.75, and $38.30 in 2000, 1999 and 1998, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section, and the receipt of rental payments from TWA.

TWA Bankruptcy Filing and American's Proposal

TWA Bankruptcy Filing - On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. Under the terms of the Purchase Agreement, American's acquisition of TWA's assets is subject to a number of conditions and is contingent upon American being the prevailing bidder in an auction to be supervised by the Bankruptcy Court. The Purchase Agreement provides that American may specify which contracts of TWA (including aircraft leases) American wishes to acquire. In addition to entering into the Purchase Agreement with American, TWA also obtained a commitment from American to fund up to $325,000,000 in debtor-in-possession financing which was approved by the Bankruptcy Court. TWA is managing all of its property as debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Bankruptcy Court approved the sale to American on March 12, 2001 and also approved additional debtor-in-possession financing being provided by American.

The filing for reorganization relief under Chapter 11 gives TWA a right to assume or reject the executory contracts to which it is a party, including the ten Current Leases. Pursuant to Section 1110 of the Bankruptcy Code, TWA may continue to use the Aircraft for sixty days after the filing of its bankruptcy petition, regardless of whether it assumes or rejects any of the Current Leases, but, after such sixty day period, TWA must redeliver each Aircraft to the Partnership on demand unless TWA (i) cures all outstanding defaults under the Current Lease applicable to such Aircraft within the periods prescribed by
Section 1110 and (ii) continues to perform its obligations as provided under the terms of the applicable Current Lease. Section 1110 of the Bankruptcy Code provides that a lessor and lessee may mutually agree to extend the sixty day time period as well as to make other modifications to a lease. A rejection of a Current Lease by TWA or TWA's failure to cure as required by Section 1110 would entitle the Partnership to demand a return of the Aircraft leased thereunder and file a claim for damages against TWA in the bankruptcy proceeding as an unsecured creditor.

American's Proposal - On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of seven of the ten Current Leases on modified terms and conditions. The proposal by American is subject, among other things, to American being successful in its bid to acquire substantially all the assets of TWA, including receipt of all necessary governmental approvals required for American to complete that acquisition. The modified terms and conditions proposed by American are substantially less favorable to the Partnership than the terms and conditions specified in the Current Leases. In particular, rather than returning the Aircraft at the currently scheduled expiry date under the Current Leases, American would return each Aircraft at the time when such Aircraft requires a heavy maintenance check of the airframe, provided that American would agree that the aggregate average number of months for which all seven Aircraft are on lease to American would not be less than 19 months from and after March 12, 2001. In addition, American would reduce the rental rate for each of the Aircraft to $40,000 per month. Further, at lease expire, American would be required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Current Leases. Finally, American would be required to return the installed engines on each Aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an Aircraft is below the 25% target level, a financial adjustment would be payable by American to the Partnership

(but no payment would be owed by the Partnership to American if cycle life remaining at return exceeds the target level).

Under American's proposal, TWA would assume the Current Leases for the seven Aircraft American wishes to lease (the "Assumed Leases"), but would not assume the Current Leases for the remaining three Aircraft (the "Rejected Leases"). TWA would be required to cure all payment defaults under the Assumed Leases and pay rentals at the $85,000 per month contract rate until such time as such leases are assigned to American; however, American's proposal provides that American would be, effective upon assignment, entitled to a rental credit equaling the amount of rent paid by TWA in excess of the $40,000 per month rate for the period from and after March 12, 2001.

General Partner's Decision to Accept - The General Partner has evaluated American's proposal to take an assignment of the Assumed Leases and has determined that accepting such a proposal would be in the best interests of the Partnership. The General Partner's determination to accept American's proposal was based upon consideration of two key factors. First, the General Partner believes that American's proposal will yield a more favorable return to the Partnership than repossessing the Aircraft from TWA and attempting to lease or sell the Aircraft (likely at scrap value). In coming to this conclusion, the Partnership considered the following: (i) each Aircraft is over 30 years old and has low specification Pratt & Whitney JT8D-9A engines, which limits their marketability; (ii) there are but a small number of aircraft operators currently using DC-9 aircraft, which means there is only a limited potential market for re-leasing or selling the Aircraft; (iii) the cost of transitioning the Aircraft from the maintenance program employed by TWA to the maintenance program used by another operator, if the Aircraft were to be re-leased, would be substantial and would likely require a significant additional investment in these Aircraft by the Partnership; and (iv) to date, the General Partner's attempts to obtain bids to purchase the Aircraft have not yielded any prospects for purchase at prices above scrap value. Second, due to American's credit standing, the General Partner has concluded that American is capable of meeting its obligations under its proposal.

Based on this determination, the General Partner is proceeding to negotiate definitive documentation with American and TWA reflecting the terms of American's proposal. If American's proposal proceeds on the basis outlined above, the General Partner would repay from cash reserves, the remaining principal balance on the Hushkit Debt. The General Partner would also seek to recover possession of the three Aircraft under the Rejected Leases and market such Aircraft for sale.

Because American's proposal to the Partnership is subject to several important conditions and contingencies, including, among others, American being successful in its bid to purchase substantially all of the assets of TWA, and American receiving all regulatory approvals required to consummate that purchase, there can be no assurance that the transactions contemplated by such proposal will be completed or that the terms of the proposal will not be changed in one or more material respects prior to completion.

Effect of the Bankruptcy - The TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. Assuming that the transaction with American is completed on the terms described above, aggregate rentals to be received by the Partnership in 2001 will be reduced from approximately $10.2 million to approximately $3.5 million, and the average lease term for the seven Aircraft that remain on lease will be reduced from 47 to 21 months remaining at December 31, 2000. Three of the Partnership's Aircraft, which would have been expected to generate aggregate rentals in 2001 under the terms of the Current Leases of approximately $3.0 million, are now expected to be marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount).

The amount and timing of the Partnership's distributions of cash available for allocation depends upon many factors, including whether the transaction with American is consummated and the timing of the rental payments to be made by TWA prior to such consummation. The General Partner has determined that the amount of cash available for distribution for the quarter ending March 31, 2001 will not be materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

As a result of the TWA bankruptcy and the modified lease terms proposed by American, the Partnership is required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft will dictate an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $11 million, or $22.26 per Limited Partnership unit.


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

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

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

The Partnership's Current Leases require TWA to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. Under the Current Leases, TWA was generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. As noted under "TWA Bankruptcy Filing and American's Proposal", three of the Partnership's Aircraft are expected to be returned by TWA without meeting the return conditions specified in the Current Leases, and the return conditions under the modified lease terms and conditions proposed by American for the Partnership's seven remaining Aircraft would be quite limited. The costs of compliance with FAA maintenance standards will likely cause the Partnership to sell for scrap value the three Aircraft being returned by TWA under the Rejected Leases. Similarly, such costs will likely cause the Partnership to sell for scrap value, at the end of the lease term, the seven Aircraft which American proposes to lease.

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

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The key features of the rule include:

         - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996, and 1998. All Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003.

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

Legislation has been drafted and has been under review by the EU for sometime to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers and preclude all operation of hushkitted aircraft within the EU after certain specific dates. Due to criticism by the US Government, the enactment of this legislation has been deferred twice and it is now uncertain if it will ever be enacted at this point. However, the effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.


Demand for Aircraft - At year end 2000, there were approximately 14,678 jet aircraft in the world fleet. Air travel continued to be strong in 2000 with traffic growth in North America of 7.65%, and Globally 10.66%. In 2001 traffic is projected to drop to an estimated growth rate of 1-3% depending on the magnitude of an observed slowdown in the US economy. Surging fuel prices in 1999 hit the Gulf War levels and continued throughout 2000. Airlines added fuel surcharge to their tickets, but unhedged carriers had lowered margins despite the surcharges. Alliances continued to evolve in 2000 as in 1999 as airlines aligned themselves with code sharing, joint pricing, schedule integration and corporate agreements. Additionally, a wave of consolidation began in the US market during 2000. Regulatory hurdles remain before these transactions are completed. Manufacturers continue to produce at high levels compared to what demand will require in the future years. A down cycle appears imminent, but a rebound in traffic growth or a wave of retirements could stabilize the supply demand situation. Order data for 2000 appears below.

             Number of Orders  Percentage of Total  Percentage of total orders between Boeing/Airbus

Airbus              476                26%                      45%
Boeing              587                32%                      55%
RJs                 756                42%                      --
                  -----             -----                    -----
Total             1,819               100%                     100%


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

The Partnership made further downward adjustment to the estimated net book values and residual values of its aircraft as of December 31, 2000 as a result of the TWA bankruptcy and the modified lease terms proposed by American as previously discussed. After a review of the carrying value of the Aircraft pursuant to applicable accounting literature including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $11 million, or $22.26 per Limited Partnership unit.

Item 8.  Financial Statements and Supplementary Data







                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999


            AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund III,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP



San Francisco, California,
    January 26, 2001
    (Except with respect to the matter discussed in Notes 3
    and 12 as to which the date is March 12, 2001)

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                                       2000            1999
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 12,523,907   $ 12,317,505

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $255,000 and
  $-0- in 2000 and 1999                                 597,732        863,257

AIRCRAFT, net of accumulated depreciation
  of $73,964,943 in 2000 and $59,165,441 in
  1999                                                8,219,634     23,019,136

OTHER ASSETS                                             14,291           --
                                                   ------------   ------------

       Total Assets                                $ 21,355,564   $ 36,199,898
                                                   ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    220,339   $    170,274

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                           130,936        127,948

DEFERRED INCOME                                       4,258,474      3,047,843

NOTES PAYABLE                                           204,871      4,177,934
                                                   ------------   ------------

       Total Liabilities                              4,814,620      7,523,999
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (3,778,433)    (3,657,030)
  Limited Partners, 499,960 units
     issued and outstanding                          20,319,377     32,332,929
                                                   ------------   ------------

       Total Partners' Capital (Deficit)             16,540,944     28,675,899
                                                   ------------   ------------

       Total Liabilities and Partners' Capital
         (Deficit)                                 $ 21,355,564   $ 36,199,898
                                                   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                            2000           1999          1998
                                            ----           ----          ----

REVENUES:
    Rent from operating leases         $  8,989,368   $  8,989,368  $  8,989,368
    Interest                                751,274        601,444       835,969
    Gain on sale of aircraft
      inventory                                --             --         230,577
    Other                                     1,388             64          --
                                       ------------   ------------  ------------

         Total Revenues                   9,742,030      9,590,876    10,055,914
                                       ------------   ------------  ------------

EXPENSES:
    Depreciation                         14,799,502      2,726,207     2,826,371
    Management fees to General
      Partner                               347,147        347,147       347,147
    Interest                                222,525        581,941       908,701
    Operating                                14,887         17,722       318,160
    Bad debt                                255,000           --            --
    Administration and other                349,506        312,079       367,581
                                       ------------   ------------  ------------

         Total Expenses                  15,988,567      3,985,096     4,767,960
                                       ------------   ------------  ------------

NET INCOME (LOSS)                      $ (6,246,537)  $  5,605,780  $  5,287,954
                                       ============   ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                $    467,439   $    693,443  $  1,339,516
                                       ============   ============  ============

NET INCOME (LOSS) ALLOCATED TO
    THE LIMITED PARTNERS               $ (6,713,976)  $  4,912,337  $  3,948,438
                                       ============   ============  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                   $     (13.43)  $       9.83  $       7.90
                                       ============   ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1997           $ (2,854,104)  $ 48,999,031   $ 46,144,927

    Net income                          1,339,516      3,948,438      5,287,954

    Capital redemptions                      --           (3,920)        (3,920)

    Cash distributions to partners     (2,127,608)   (19,148,468)   (21,276,076)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,642,196)    33,795,081     30,152,885

    Net income                            693,443      4,912,337      5,605,780

    Cash distributions to partners       (708,277)    (6,374,489)    (7,082,766)
                                     ------------   ------------   ------------

Balance, December 31, 1999             (3,657,030)    32,332,929     28,675,899

    Net income (loss)                     467,439     (6,713,976)    (6,246,537)

    Cash distributions to partners       (588,842)    (5,299,576)    (5,888,418)
                                     ------------   ------------   ------------

Balance, December 31, 2000           $ (3,778,433)  $ 20,319,377   $ 16,540,944
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                                 POLARIS AIRCRAFT INCOME FUND III,
                                 A California Limited Partnership

                                     STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                           2000           1999           1998
                                                           ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $ (6,246,537)  $  5,605,780   $  5,287,954
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                       14,799,502      2,726,207      2,826,371
    Gain on sale of aircraft inventory                        --             --         (230,577)
    Bad debt expense                                       255,000           --             --
    Changes in operating assets and liabilities:
           Decrease (increase) in rent and other
           receivables                                      10,525        (12,509)            12
        Increase in other assets                           (14,291)          --             --
        Increase (decrease) in payable to affiliates        50,065         54,386         (7,354)
        Increase in accounts payable
           and accrued liabilities                           2,988          6,316         41,421
        Increase in deferred income                      1,210,631      1,210,633      1,210,632
                                                      ------------   ------------   ------------

           Net cash provided by operating activities    10,067,883      9,590,813      9,128,459
                                                      ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft inventory                    --             --          230,577
                                                      ------------   ------------   ------------

           Net cash provided by investing activities          --             --          230,577
                                                      ------------   ------------   ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                   (3,973,063)    (3,614,243)    (3,287,827)
  Capital redemptions                                         --             --           (3,920)
  Cash distributions to partners                        (5,888,418)    (7,082,766)   (21,276,076)
                                                      ------------   ------------   ------------

           Net cash used in financing activities        (9,861,481)   (10,697,009)   (24,567,823)
                                                      ------------   ------------   ------------

CHANGES IN CASH AND CASH
EQUIVALENTS                                                206,402     (1,106,196)   (15,208,787)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     12,317,505     13,423,701     28,632,488
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $ 12,523,907   $ 12,317,505   $ 13,423,701
                                                      ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of aircraft held for lease.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents is stated at cost, which approximates fair value.

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture or the end of the remaining lease term beyond the 30 year life. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

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

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases. Due to the fact that the Partnership received greater payments in the beginning of the lease than it does at the end of the lease, this has resulted in deferred income on the balance sheet.

Operating Expenses - Operating expenses include costs incurred to maintain, insure and lease the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income or loss and the number of units outstanding of 499,960 for the years ended December 31, 2000, 1999 and 1998.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership records an allowance for credit losses for certain impaired receivables.


                                                   2000             1999
                                                   ----             ----
      Allowance for credit losses,
           beginning of year                    $    --          $    --

      Allowance for credit losses                 255,000             --

      Allowance for credit losses,              ---------         --------
         end of year                            $ 255,000        $    --
                                                =========        =========


New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Due to the fact that the Partnership does not utilize any derivative instruments, these pronouncements are not expected to have an impact on the Partnership's balance sheet or statement of operations.


2.       Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the depositary contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. At December 31, 2000, there were 499,960 units outstanding, net of redemptions.

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


3.       Aircraft

At December 31, 2000, the Partnership owned 10 aircraft from its original portfolio of 38 used commercial jet aircraft that are leased to Trans World Airlines, Inc (collectively the "Current Leases"), which were acquired and leased or sold as discussed below. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases, the Partnership has agreed to share in the cost of compliance with ADs. Trans World Airlines, Inc (TWA) may offset up to an additional $1.0 million against rental payments, subject to annual limitations, over the remaining lease terms. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability, if any, is currently inestimable and therefore is not reflected in the financial statements. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in 1992, seven aircraft in 1993, three aircraft in 1994 and eight aircraft in 1997. In addition, nine aircraft were disassembled for sale of their component parts (Note 6), the remainder of which was sold to Soundair, Inc. in 1998.

The following table describes the Partnership's aircraft portfolio at December 31, 2000 in greater detail:

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

Ten McDonnell Douglas DC-9-30s - Initially thirteen aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's 1995 bankruptcy filing. In June 1997, three of the thirteen aircraft were sold, subject to the existing leases, to Triton Aviation Services III LLC, as discussed in Note 4. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004.

On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented the General Partner with a draft letter of intent reflecting a proposal to take assignment of seven of the ten Current Leases on modified terms and conditions as part of the TWA leased assets that American wishes to acquire. The General Partner has evaluated American's proposal and has determined that accepting such a proposal would be in the best interests of the Partnership. The TWA Bankruptcy filing and American's proposal are discussed in Note 12.

The following is a schedule by year of future minimum rental revenue under American's proposal:

                     Year                     Amount
                     ----                     ------
                     2001                  $ 3,482,000
                     2002                    1,909,600
                     2003                    1,188,400
                                           -----------
                                           $ 6,580,000

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

The Partnership recognized an impairment loss on aircraft held and used by the Partnership aggregating approximately $11 million, or $22.26 per limited Partnership unit as increased depreciation expense in 2000. The impairment loss was the result of the TWA bankruptcy and the modified lease terms proposed by American as discussed in Note 12, which constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS No. 121. In determining the impairment loss, the Partnership estimated fair value based on the present value of the estimated future net cash flows of the aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) using the current incremental borrowing rate as the discount rate. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

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

The Partnership has incurred the cost of disassembly and received the proceeds from the sale of such parts, net of necessary overhaul expenses, and commissions paid to Soundair. During 1998, the Partnership received net proceeds from the sale of aircraft inventory of $230,577 (including the proceeds discussed below). There were no such receipts in 2000 and 1999.

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

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over 50 months (through December 2000) at an interest rate of approximately 10% per annum. Cash paid for interest expense on all the loans was $226,937, $585,758 and $912,172 in 2000, 1999 and 1998, respectively. Total outstanding debt at December 31, 2000 was $204,871.

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables. The following, is a schedule of note principal payments due under the loans:


                   Year                               Amount
                   ----                               ------

                   2001                             $ 204,871
                                                    ---------

                   Total                            $ 204,871
                                                    =========


8.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 2000, 1999 and 1998, the Partnership paid management fees to PIMC of $300,000, $300,000, and $300,000, respectively. Management fees payable to PIMC were $198,970 and $151,823 at December 31, 1999 and 1998, respectively.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 2000, 1999 and 1998, the Partnership reimbursed PIMC for expenses of $397,831, $309,612, and $714,049, respectively. Reimbursements totaling $21,369 and $18,451 were payable to PIMC at December 31, 2000 and 1999, respectively.

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

Had all the assets of the Partnership been liquidated at December 31, 2000 at the current carrying value, the tax basis capital accounts of the General Partner and the Limited Partners is estimated to be $99,188 and $17,463,774, respectively.

10.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2000 and 1999 are as follows:

                            Reported Amounts      Tax Basis       Net Difference
                            ----------------      ---------       --------------

2000:    Assets              $ 21,355,564       $ 18,071,961       $  3,283,603
         Liabilities            4,814,620            508,999          4,305,621

1999:    Assets              $ 36,199,898       $ 19,838,816       $ 16,361,082
         Liabilities            7,523,999          4,461,131          3,062,868

11.      Reconciliation of Book Net Income to Taxable Net Income

The following is a reconciliation between net income per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                               For the years ended December 31,
                                               --------------------------------

                                                2000        1999        1998
                                                ----        ----        ----

Book net income (loss) per Limited
  Partnership unit                            $(13.43)    $  9.83      $  7.90
Adjustments for tax purposes represent
  differences between book and tax
  revenue and expenses:
     Rental revenue                              2.90        2.40         2.40
     Management fee expense                      0.09        0.23         0.15)
     Depreciation                               25.40        0.21        (1.37)
     Other revenue and expense items              --          --          0.84
                                              -------     -------      -------

Taxable net income per Limited
  Partnership unit                            $ 14.96     $ 12.67      $  9.62
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


12.      Subsequent Events

TWA Bankruptcy Filing
---------------------

On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. Under the terms of the Purchase Agreement, American's acquisition of TWA's assets is subject to a number of conditions and is contingent upon American being the prevailing bidder in an auction to be supervised by the Bankruptcy Court. The Purchase Agreement provides that American may specify which contracts of TWA (including aircraft leases) American wishes to acquire. In addition to entering into the Purchase Agreement with American, TWA also obtained a commitment from American to fund up to $325,000,000 in debtor-in-possession financing which was approved by the Bankruptcy Court. TWA is managing all of its property as debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Bankruptcy Court approved the sale to American on March 12, 2001 and also approved additional debtor-in-possession financing being provided by American.

The filing for reorganization relief under Chapter 11 gives TWA a right to assume or reject the executory contracts to which it is a party, including the Current Leases. Pursuant to Section 1110 of the Bankruptcy Code, TWA may continue to use the Aircraft for sixty days after the filing of its bankruptcy petition, regardless of whether it assumes or rejects any of the Current Leases, but, after such sixty day period, TWA must redeliver each Aircraft to the Partnership on demand unless TWA (i) cures all outstanding defaults under the Current Lease applicable to such Aircraft within the periods prescribed by
Section 1110 and (ii) continues to perform its obligations as provided under the terms of the applicable Current Lease. Section 1110 of the Bankruptcy Code provides that a lessor and lessee may mutually agree to extend the sixty day time period as well as to make other modifications to a lease. A rejection of a Current Lease by TWA or TWA's failure to cure as required by Section 1110 would entitle the Partnership to demand a return of the Aircraft leased thereunder and file a claim for damages against TWA in the bankruptcy proceeding as an unsecured creditor.

American's Proposal
-------------------

On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of seven of the ten Current Leases on modified terms and conditions. The proposal by American is subject, among other things, to American being successful in its bid to acquire substantially all the assets of TWA, including receipt of all necessary governmental approvals required for American to complete that acquisition. The modified terms and conditions proposed by American are substantially less favorable to the Partnership than the terms and conditions specified in the Current Leases. In particular, rather than returning the Aircraft at the currently scheduled expiry date under the Current Leases, American would return each Aircraft at the time when such Aircraft requires a heavy maintenance check of the airframe, provided that American would agree that the aggregate average number of months for which all seven Aircraft are on lease to American would not be less than 19 months from and after March 12, 2001. In addition, American would reduce the rental rate for each of the Aircraft to $40,000 per month. Further, at lease expiry, American would be required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Current Leases. Finally, American would be required to return the installed engines on each Aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an Aircraft is below the 25% target level, a financial adjustment would be payable by American to the Partnership (but no payment would be owed by the Partnership to American if cycle life remaining at return exceeds the target level).

Under American's proposal, TWA would assume the Current Leases for the seven Aircraft American wishes to lease (the "Assumed Leases"), but would not assume the Current Leases for the remaining three Aircraft (the "Rejected Leases"). TWA would be required to cure all payment defaults under the Assumed Leases and pay rentals at the $85,000 per month contract rate until such time as such leases are assigned to American; however, American's proposal provides that American would be, effective upon assignment, entitled to a rental credit equaling the amount of rent paid by TWA in excess of the $40,000 per month rate for the period from and after March 12, 2001.

General Partner's Decision to Accept
------------------------------------

The General Partner has evaluated American's proposal to take an assignment of the Assumed Leases and has determined that accepting such a proposal would be in the best interests of the Partnership.

The General Partner's determination to accept American's proposal was based upon consideration of two key factors. First, the General Partner believes that American's proposal will yield a more favorable return to the Partnership than repossessing the Aircraft from TWA and attempting to lease or sell the Aircraft (likely at scrap value). In coming to this conclusion, the Partnership considered the following: (i) each Aircraft is over 30 years old and has low specification Pratt & Whitney JT8D-9A engines, which limits their marketability;
(ii) there are but a small number of aircraft operators currently using DC-9 aircraft, which means there is only a limited potential market for re-leasing or selling the Aircraft; (iii) the cost of transitioning the Aircraft from the maintenance program employed by TWA to the maintenance program used by another operator, if the Aircraft were to be re-leased, would be substantial and would likely require a significant additional investment in these Aircraft by the Partnership; and (iv) to date, the General Partner's attempts to obtain bids to purchase the Aircraft have not yielded any prospects for purchase at prices above scrap value. Second, due to American's credit standing, the General Partner has concluded that American is capable of meeting its obligations under its proposal.

Based on this determination, the General Partner is proceeding to negotiate definitive documentation with American and TWA reflecting the terms of American's proposal. If American's proposal proceeds on the basis outlined above, the General Partner would repay from cash reserves, the remaining principal balance on the Hushkit Debt. The General Partner would also seek to recover possession of the three Aircraft under the Rejected Leases and market such Aircraft for sale.

Because American's proposal to the Partnership is subject to several important conditions and contingencies, including, among others, receipt of approval from the Bankruptcy Court, American being successful in its bid to purchase substantially all of the assets of TWA, and American receiving all regulatory approvals required to consummate that purchase, there can be no assurance that the transactions contemplated by such proposal will be completed or that the terms of the proposal will not be changed in one or more material respects prior to completion.


Effect of TWA Bankruptcy
------------------------

The TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. Assuming that the transaction with American is completed on the terms described above, aggregate rentals to be received by the Partnership in 2001 will be reduced from approximately $10.2 million to approximately $3.5 million, and the average lease term for the seven Aircraft that remain on lease will be reduced from 47 to 21 months remaining at December 31, 2000. Three of the Partnership's Aircraft, which would have been expected to generate aggregate rentals in 2001 under the terms of the Current Leases of approximately $3.0 million, are now expected to be marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount).

The Partnership made a cash distribution, to Limited Partners, of $1,499,880 or $3.00 per Limited Partnership unit, and $166,653 to the General Partner on January 15, 2001. The amount and timing of the Partnership's distributions of cash available for allocation depends upon many factors, including whether the transaction with American is consummated and the timing of the rental payments to be made by TWA prior to such consummation. The General Partner has determined that the amount of cash available for distribution for the quarter ending March 31, 2001 will not be materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

As a result of the TWA bankruptcy and the modified lease terms proposed by American, the Partnership is required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft will dictate an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $11 million, or $22.26 per Limited Partnership unit. Deferred revenue as of December 31, 2000 will be amortized over the life of the proposed modified leases.

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

The officers and directors of PIMC are:

                    Name                                 PIMC  Title
         ---------------------------        ------------------------------------

         Edwin Forti                        President; Director
         Keith Helming                      Chief Financial Officer
         Melissa Hodes                      Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Ray Warman                         Secretary
         Robert W. Dillon                   Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Forti, 50, assumed the position of President and Director of PIMC effective May 19, 2000. Mr. Forti holds the position of Senior Vice President and Acting Chief Risk Manager of GECAS, having previously held the position of Senior Vice President and Manager - Structured Finance Risk. Prior to joining GECAS, Mr Forti was the Senior Risk Manager with GE Capital Global Risk Management. Prior to that, Mr. Forti held various positions with Chemical Bank.

Mr. Helming, 42, assumed the position of Chief Financial Officer of PIMC effective October 1, 2000. Mr. Helming presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Mr. Helming has been with General Electric Company (GE) and its subsidiaries since 1981. Prior to joining GECAS, Mr. Helming served as the Senior Vice President of Finance at GE Capital Fleet Services for three years. Prior to that, Mr. Helming was Chief Financial Officer for GE Capital Global Consumer Finance U.K.

Ms. Hodes, 35, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 43, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 52, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 59, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


Certain Legal Proceedings:

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et. al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

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

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities. Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending

Petition adding defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

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

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

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

On or about May 7, 1996, a petition entitled Charles Rich. et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

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


Item 11. Executive Compensation

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $300,000 were paid to PIMC in 2000 in addition to a 10% interest in all cash distributions as described in Note 8 to the financial statements (Item 8).


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


2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.


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


                                         POLARIS AIRCRAFT INCOME FUND III,
                                         A California Limited Partnership
                                         (REGISTRANT)
                                         By:  Polaris Investment
                                              Management Corporation
                                              General Partner




       March 30, 2001                         By:   /S/ Edwin Forti
---------------------------                         --------------------------
         Date                                       Edwin Forti, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Signature                          Title                           Date

/S/Edwin Forti          President and Director of Polaris         March 30, 2001
--------------          Investment Management Corporation,        --------------
(Edwin Forti)           General Partner of the Registrant

/S/Keith Helming        Chief Financial Officer of Polaris        March 30, 2001
----------------        Investment Management Corporation,        --------------
(Keith Helming)         General Partner of the Registrant

/S/Melissa Hodes        Vice President and Director of Polaris    March 30, 2001
----------------        Investment Management Corporation,        --------------
(Melissa Hodes)         General Partner of the Registrant

/S/Norman C. T. Liu     Vice President and Director of Polaris    March 30, 2001
-------------------     Investment Management Corporation,        --------------
(Norman C. T. Liu)      General Partner of the Registrant