Form 10-Q
period 2001-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 2001-08-14
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2001




                                      INDEX



Part I.       Financial Information                                         Page


         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 2001 and
                  December 31, 2000...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 2001 and 2000................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2000
                  and Six Months Ended June 30, 2001..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 2001 and 2000................................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........11



Part II.      Other Information

         Item 1.      Legal Proceedings......................................14

         Item 6.      Exhibits and Reports on Form 8-K.......................14

         Signature    .......................................................16

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,     December 31,
                                                        2001           2000
                                                        ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $ 11,725,441   $ 12,523,907

RENT AND OTHER RECEIVABLES                               232,006        597,732

AIRCRAFT HELD FOR SALE                                   934,938      1,107,580

AIRCRAFT, net of accumulated depreciation
    of $43,651,396 in 2001 and $42,317,237 in 2000     5,777,895      7,112,054

 OTHER ASSETS                                               --           14,291
                                                    ------------   ------------

         Total Assets                               $ 18,670,280   $ 21,355,564
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    389,771   $    220,339

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          160,006        130,936

DEFERRED INCOME                                        1,603,385      4,258,474

NOTES PAYABLE                                               --          204,871
                                                    ------------   ------------

         Total Liabilities                             2,153,162      4,814,620
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (3,778,699)    (3,778,433)
    Limited Partners, 499,960 units
      issued and outstanding                          20,295,817     20,319,377
                                                    ------------   ------------

         Total Partners' Capital                      16,517,118     16,540,944
                                                    ------------   ------------

         Total Liabilities and Partners' Capital    $ 18,670,280   $ 21,355,564
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                               --------                   --------

                                          2001          2000         2001          2000
                                          ----          ----         ----          ----
REVENUES:
   Rent from operating leases          $ 1,666,428  $ 2,247,342  $ 4,551,589   $ 4,494,684
   Interest and other                      137,385      185,719      318,209       357,421
                                       -----------  -----------  -----------   -----------

           Total Revenues                1,803,813    2,433,061    4,869,798     4,852,105
                                       -----------  -----------  -----------   -----------

EXPENSES:
   Depreciation                            747,877      917,650    1,506,801     1,835,300
   Management fees to general partner        2,890       86,786       (8,444)      173,573
   Interest                                  3,269       67,724        4,960       158,420
   Operating                                49,440        3,722       53,162         7,444
   Legal fees                               91,556        2,036       92,931         2,372
   Administration and other                113,190       95,080      188,903       180,082
                                       -----------  -----------  -----------   -----------

           Total Expenses                1,008,222    1,172,998    1,838,313     2,357,191
                                       -----------  -----------  -----------   -----------

NET INCOME                             $   795,591  $ 1,260,063  $ 3,031,485   $ 2,494,914
                                       ===========  ===========  ===========   ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $   132,933  $   145,077  $   305,265   $   289,902
                                       ===========  ===========  ===========   ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $   662,658  $ 1,114,986  $ 2,726,220   $ 2,205,012
                                       ===========  ===========  ===========   ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $      1.33  $      2.23  $      5.45   $      4.41
                                       ===========  ===========  ===========   ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                       Year Ended December 31, 2000 and
                                        Six Months Ended June 30, 2001
                                        ------------------------------

                                     General          Limited
                                     Partner         Partners        Total
                                     -------         --------        -----

Balance, December 31, 1999         $ (3,657,030)  $ 32,332,929   $ 28,675,899

   Net income                           467,439     (6,713,976)    (6,246,537)

   Cash distributions to partners      (588,842)    (5,299,576)    (5,888,418)
                                   ------------   ------------   ------------

Balance, December 31, 2000           (3,778,433)    20,319,377     16,540,944

   Net income                           305,265      2,726,220      3,031,485

   Cash distribution to partners       (305,531)    (2,749,780)    (3,055,311)
                                   ------------   ------------   ------------

Balance, June 30, 2001             $ (3,778,699)  $ 20,295,817   $ 16,517,118
                                   ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------

                                                        2001            2000
                                                        ----            ----
OPERATING ACTIVITIES:
     Net income                                     $  3,031,485   $  2,494,914
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                    1,506,801      1,835,300
       Changes in operating assets and liabilities:
          Decrease in other assets                        14,291           --
          Decrease in rent and other receivables         365,726         12,689
          Increase in payable to affiliates              169,432          6,028
          Increase in accounts payable
              and accrued liabilities                     29,070         27,544
          Increase (decrease) in deferred income      (2,655,089)       605,315
                                                    ------------   ------------

              Net cash provided by operating
                activities                             2,461,716      4,981,790
                                                    ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                (204,871)    (1,939,532)
     Cash distributions to partners                   (3,055,311)    (2,944,209)
                                                    ------------   ------------

              Net cash used in financing
                activities                            (3,260,182)    (4,883,741)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                        (798,466)        98,049

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              12,523,907     12,317,505
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $ 11,725,441   $ 12,415,554
                                                    ============   ============


SUPPLEMENTAL INFORMATION:
     Interest paid                                  $      4,960   $    160,468
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

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Prior Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. Two of these Aircraft have already been returned to the Partnership and are now parked in storage in Arizona. The third Aircraft was ferried to Arizona on June 4, 2001. The General Partner has been actively remarketing these Aircraft for sale and is continuing to pursue these efforts at this time. In addition, the General Partner is in the process of filing administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and
(ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Prior Leases were rejected by TWA. Furthermore, it is anticipated that the General Partner will also file general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

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

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect of the administrative and other claims filed with the Bankruptcy Court. The amount of cash available for distribution for the quarter ended March 31, 2001 was not materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

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

In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original TWA lease terms. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as income in March 2001. For the seven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 5 months to 36 months as of March 31, 2001. During the quarter ended June 30, 2001, deferred revenue of $839,760 and accrued management fees of $38,443 were recognized as income.


3.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                 Payments for
                                              Three Months Ended    Payable at
                                                 June 30, 2001     June 30, 2001
                                                 -------------     -------------

Aircraft Management Fees                             $   --           $190,525

Out-of-Pocket Administrative Expense
    Reimbursement                                     147,145          199,245
                                                     --------         --------

                                                     $147,145         $389,771
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

5.       New Accounting Pronouncements

On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The
Partnership does not own any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Partnership's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2001, Polaris Aircraft Income Fund III, a California limited partnership (the "Partnership") owns ten McDonnell Douglas DC-9-30 aircraft (the "Aircraft"). Prior to the closing of the transactions described below, all of the Aircraft were on lease to Trans World Airlines, Inc. ("TWA") (collectively, the "Prior Leases"). As a result of the transactions described below, six of the Aircraft are now on lease to Trans World Airlines, LLC (TWA), and the four remaining Aircraft are no longer on lease to any operator and are being actively remarketed for sale.


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

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Prior Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. Two of these Aircraft have already been returned to the Partnership and are now parked in storage in Arizona. The third Aircraft was ferried to Arizona on June 4, 2001. The General Partner has been actively remarketing these Aircraft for sale and is continuing to pursue these efforts at this time. In addition, the General Partner is in the process of filing administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and
(ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Prior Leases were rejected by TWA. Furthermore, it is anticipated that the General Partner will also file general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

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

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect of the administrative and other claims filed with the Bankruptcy Court. The amount of cash available for distribution for the quarter ended March 31, 2001 was not materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

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

In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original TWA lease terms. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as income in

March 2001. For the seven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 5 months to 36 months as of March 31, 2001. During the quarter ended June 30, 2001, deferred revenue of $839,760 and accrued management fees of $38,443 were recognized as income.


Partnership Operations

The Partnership recorded net income of $795,591, or $1.33 per limited partnership unit, for the three months ended June 30, 2001, as compared to net income of $1,260,063, or $2.23 per limited partnership unit, for the three months ended June 30, 2000. The Partnership recorded net income of $3,031,485 or $5.45 per limited partnership unit, for the six months ended June 30, 2001 compared to net income of $2,494,914 or $4.41 per limited partnership unit, for the six months ended June 30, 2000.

The decrease in net income for the three months ended June 30, 2001 is primarily due to decreased rental and interest revenue as well as increased operating, legal and administration fees partially offset by lower depreciation, management fees and interest expenses.

The increase in net income for the six months ended June 30, 2001 is primarily due to increased rental revenue as well as decreased depreciation, management fees and interest expense, partially offset by decreased interest income as well as increased operating, legal and administration fees.

Rent from operating leases decreased to $1,666,428 in the three months ended June 30, 2001 as compared to $2,247,342 for the corresponding period in 2000. This was primarily due to the TWA bankruptcy and acquisition of TWA by American Airlines. Three of the Partnership's 10 leases were rejected by American, and the monthly rental rate for the remaining 7 Accepted Aircraft was reduced from $85,000 each to $40,000 each. Rent from operating leases increased to $4,551,581 during the six months ended June 30, 2001, as compared to $4,494,684 for the corresponding period in 2000. The decreased rental rates were offset by the recognition of deferred revenue of $839,760 and $1,731,328 in the three and six months ended June 30, 2001. As discussed in Note 2, the deferred revenue existing at the time of the lease revisions in March 2001 is being recognized over the new lease terms or was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to lower average cash reserves and a lower rate of return on those cash reserves.

Depreciation expense decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to the downward adjustment to the book value of the aircraft in the fourth quarter of 2000. At June 30, 2001, four of the Partnership's aircraft were classified as held for sale and were carried at the lower of cost or fair value less cost to sell.

Management fees decreased during the three and six months ended June 30, 2001 as compared to the same periods in 2000, primarily due to the lower monthly rentals earned on the seven aircraft that remain on lease with TWA as well as the amortization of accrued management fees of $38,443 and $106,699 during the three and six months ended June 30, 2001, respectively, which are being amortized similar to deferred revenue, as discussed above.

Interest expense decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, due to the final payoff of the notes payable for the TWA hushkits.

Operating expense increased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to maintenance and storage related costs associated with the return of the three Rejected Aircraft.

Legal expenses increased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to legal costs incurred in connection with the TWA Bankruptcy.

Administration and other expenses increased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to printing and postage costs incurred in connection with the TWA Bankruptcy, partially offset by a decrease in consulting fees incurred for the research and reissue of a large number of investor distribution checks during the 2000 periods.



Liquidity and Cash Distributions

Liquidity - The Partnership received lease payments from its sole lessee, TWA Airlines LLC, for the seven Assumed Leases, as discussed above, during the six months ended June 30, 2001.

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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 2001 and 2000 were $1,249,900, or $2.50 per limited partnership unit, and $1,324,894, or $2.65 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 2001 and 2000 were $2,749,780, or $5.50 per limited partnership unit, and $2,649,788, or $5.30 per limited partnership unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA. The distributions made on July 16, 2001 were supplemented by a lowering of remarketing reserves and were, therefore exceptionally large. Future cash distributions are expected to be materially affected by the lower lease rates earned under the Assumed Leases.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2001, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Kepford, et al. V. Prudential Securities, et al. - In connection with the action filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV,
Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, on June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001.

Other Proceedings - Item 10 in Part III of the Partnership's  2000 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended March 31, 2001 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         27.  Financial Data Schedule (in electronic format only).

b)       Reports on Form 8-K

         On May 10, 2001, Polaris Aircraft Income Fund III filed an amended report on Form 8-K/A.

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

                                            POLARIS AIRCRAFT INCOME FUND III,
                                            A California Limited Partnership
                                            (Registrant)
                                            By:   Polaris Investment
                                                  Management Corporation,
                                                  General Partner




         August 13, 2001                          By:  /S/Steve Yost
---------------------------------                      ------------------------
                                                       for Keith Helming
                                                       Chief Financial Officer