Form 10-K405
period 2001-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 2002-04-01
CIK 806031

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K

                           --------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 33-10122

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                 94-3023671
----------------------------------          ----------------------------
(State or other jurisdiction of            (IRS Employer I.D. No.)
incorporation or organization)

201 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT                          06927
------------------------------------------                      ------------
 (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (203) 357-3776

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No formal market exists for the units of Limited Partnership interest and therefore there exists no aggregate market value at December 31, 2001.

                    Documents incorporated by reference: None

                       This document consists of 39 pages.

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

PAIF-III has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the General Partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation
(PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation, Airplanes Group, together with its subsidiaries (APG), which leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the General Partner, its affiliates, APG, and other third parties to whom GECAS provides aircraft management services from time to time.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to TWA Airlines LLC (TWA LLC) as of December 31, 2001 (the "Current Lease"). See additional discussion of TWA LLC and of Trans World Airlines, Inc. (TWA) in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                          NUMBER OF         LEASE
LESSEE                     AIRCRAFT TYPE                  AIRCRAFT       EXPIRATION             RENEWAL OPTIONS
------                     -------------                  --------       ----------             ---------------
TWA LLC            McDonnell Douglas DC-9-30                  4         Various (1)                  none


(1) On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented Polaris Investment Management Corporation (the "General Partner") with a draft letter of intent reflecting a proposal to take assignment of seven of the ten then existing leases (collectively the "Previous Leases") on modified terms and conditions as part of the TWA leased assets that American wished to acquire (collectively the "Assumed Leases"). The General Partner evaluated American's proposal and determined that accepting such a proposal was in the best interests of the Partnership. The lease term, rental and maintenance terms of the Assumed Leases were changed materially under American's proposal from the terms of the Previous Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to American would not be less than 22 months from and after March 12, 2001. The maintenance condition of the aircraft to be met at lease expiry was eased in favor of American, as compared to the corresponding conditions required under the Previous Leases. Three of the seven leased aircraft were returned prior to December 31, 2001.

A discussion of the current market condition for the type of aircraft owned by the Partnership follows. For further information, see Demand For Aircraft in the Industry Update Section of Item 7.

MCDONNELL DOUGLAS DC-9-30 - The McDonnell Douglas DC-9-30 ("DC-9-30") is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions. Hushkits have been installed on the remaining Partnership aircraft. Certain ADs applicable to the DC-9-30 have been issued to prevent fatigue cracks and control corrosion as discussed in the Industry Update section of Item 7.

ITEM 2. PROPERTIES

At December 31, 2001, the Partnership owned four DC-9-30 aircraft leased to TWA LLC, and two DC-9-30 aircraft held for sale, on the ground in Arizona out of its original portfolio of 38 aircraft. All leases are operating leases. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. Of its original aircraft portfolio, the Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to TWA, and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001. The Partnership sold one DC-9-30 aircraft to Amtec in December 2001.

The following table describes the Partnership's aircraft portfolio at December 31, 2001 in greater detail:

                                                                              YEAR OF                 CYCLES
AIRCRAFT TYPE                                     SERIAL NUMBER             MANUFACTURE           AS OF 12/31/01
-------------                                     -------------             -----------           --------------
McDonnell Douglas DC-9-30                            47028                    1967                    90,508
McDonnell Douglas DC-9-30                            47095                    1967                    85,183
McDonnell Douglas DC-9-30                            47109                    1968                    88,883
McDonnell Douglas DC-9-30                            47134                    1967                    85,391
McDonnell Douglas DC-9-30                            47173                    1968                    89,031
McDonnell Douglas DC-9-30                            47491                    1970                    82,597

ITEM 3. LEGAL PROCEEDINGS

MIDWAY AIRLINES, INC. (MIDWAY) BANKRUPTCY - As previously reported in the Partnership's 2000 Form 10-K, in March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no payment or settlement of the Partnership's bankruptcy claims has been offered.

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

On June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001. On October 17, 2001, the remaining plaintiffs entered into a settlement agreement with Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, and General Electric Capital Corporation. The Partnership did not contribute to the settlement payments and has no further liability in respect of such matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

(a) PAIF-III's Limited Partnership interests (Units) are not publicly traded. Currently there is no market for PAIF-III's Units and it is unlikely that any market will develop.

(b)      Number of Security Holders:

                                                                        NUMBER OF RECORD HOLDERS
                             TITLE OF CLASS                              AS OF DECEMBER 31, 2001
-----------------------------------------------------         --------------------------------------------
         Depository Units Representing Assignments
         Of Limited Partnership Interests:                                        14,924

         General Partnership Interest:                                                 1

(c)      Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. Cash distributions to Unit Holders during 2001 and 2000 totaled $11,469,083 and $5,299,576 respectively. Cash distributions per Limited Partnership unit were $22.94 and $10.60 in 2001 and 2000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                                                    FOR THE YEARS ENDED DECEMBER 31,
                             -------------------------------------------------------------------------
                                 2001           2000            1999           1998           1997
                             ------------   ------------    ------------   ------------   ------------
Revenues                     $  6,891,556   $  9,742,030    $  9,590,876   $ 10,055,914   $ 14,959,380

Net Income (Loss)               2,514,059     (6,246,537)      5,605,780      5,287,954      4,989,096

Net Income (Loss)
  allocated to Limited
  Partners                      1,342,125     (6,713,976)      4,912,337      3,948,438      4,939,205

Net Income (Loss) per
  Limited Partnership Unit           2.68         (13.43)           9.83           7.90           9.88

Cash Distributions per
  Limited Partnership
  Unit                              22.94          10.60           12.75          38.30          22.20

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                 19.78          10.60           12.75          38.30          22.20

Total Assets                    7,927,561     21,355,564      36,199,898     40,019,792     58,054,962

Partners' Capital               6,311,578     16,540,944      28,675,899     30,152,885     46,144,927


------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial reporting depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to lease revenue recognition, depreciation policies, and valuation of aircraft. We state these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis.

BUSINESS OVERVIEW

At December 31, 2001, Polaris Aircraft Income Fund III (PAIF-III or the Partnership) owned a portfolio of 6 used McDonnell Douglas DC-9-30 commercial jet aircraft ("DC-9-30") out of its original portfolio of 38 aircraft. Four of these aircraft were leased to TWA Airlines, LLC ("TWA LLC") (collectively the "Current Leases"). The two remaining DC-9-30 aircraft were being stored in Arizona and, subsequently, one was sold to Amtec in February 2002. The Partnership transferred three McDonnell Douglas DC-9-10 aircraft and six Boeing 727-100 aircraft to aircraft inventory in 1992. The inventoried aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. The Partnership sold eight DC-9-10 aircraft in 1992 and 1993 and three Boeing 727-200 aircraft in May 1994. In June 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA), and five Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental) to Triton Aviation Services III LLC. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001 that resulted in neither a gain nor loss to the Partnership. The Partnership sold one DC-9-30 to Amtec in December 2001 that resulted in a gain of $115,000 to the Partnership.

REMARKETING UPDATE

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

PARTNERSHIP OPERATIONS

The Partnership reported net income of $2,514,059 or $2.68 per Limited Partnership unit for the year ended December 31, 2001 compared to a net loss of $6,246,537, or $13.43 per Limited Partnership unit for the year ended December 31, 2000, and net income of $5,605,780, or $9.83 per Limited Partnership unit for the year ended December 31, 1999. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

The increase in net income in 2001 is primarily due to decreases in depreciation expense due to impairment charges in 2000, management fees, bad debt expense and interest expense, and a gain on the sale of an aircraft partially offset by decreases in rental and interest income and increases in operating and legal expense.

Rental income decreased in 2001 as compared to 2000 primarily due to the lower lease rates and fewer aircraft on lease as a result of the TWA bankruptcy as discussed further in Note 5. Rental income in 2000 was the same as in 1999 as no changes in the leases took place during those periods.

Interest income decreased in 2001 as compared to 2000, primarily due to lower interest rates and lower average cash reserves. Interest income increased in 2000 as compared to 1999, primarily due to higher average cash reserves and a higher rate of return on those cash reserves.

The Partnership sold four of its aircraft during 2001 for $835,000. A gain of $115,000 over book value was recognized on the sale of one of these aircraft. There were no such sales in 2000 or in 1999.

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values. The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used or held for sale by the Partnership aggregating approximately $850,000, or $1.70 per Limited Partnership unit in 2001, and $11 million, or $22.26 per Limited Partnership unit in 2000 as increased depreciation expense as a result of the TWA bankruptcy and the modified lease terms with TWA LLC. As discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", the Partnership decided to accept American's proposal to take assignment of seven of the ten existing leases on modified terms and conditions (collectively the "Previous Leases"). This acceptance constituted an event that required the Partnership to review the aircraft carrying values pursuant to Statement of Financial Accounting Standards ("SFAS") 121. As a result of a review of the Aircraft, future cash flows expected to be derived from the Aircraft and projected lease terms were less than the carrying value of the Aircraft, and the Partnership recorded impairment losses as of December 31, 2000, and September 30, 2001. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

Management fees due to the General Partner decreased in 2001 as compared to 2000 and 1999, primarily due to lower rental rates from the modified lease terms.

In November 1996, hushkits were installed on the 10 Partnership aircraft. The leases for these 10 aircraft were then extended for a period of eight years until November 2004. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits (the "Hushkit Debt") and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $4,960, $222,525, and $581,941 in interest expense on the amount borrowed to finance the hushkits during 2001, 2000, and 1999, respectively. The Hushkit Debt was fully repaid in 2001.

Bad debt expense decreased in 2001 as compared to 2000, and increased in 2000 as compared to 1999, primarily due to the TWA Bankruptcy Filing. As discussed in
Note 5, TWA subsequently cured outstanding defaults on seven of the ten Previous Leases. Three leases which were not cured by TWA had a rent payment due on December 27, 2000. In 2000, the Partnership recorded an allowance for credit losses and bad debt expense equal to the rent payment due December 27, 2000.

Operating expense increased in 2001 as compared to 2000 and 1999 primarily due to the costs of inspecting and storing the aircraft between the time of their return and the time of their sale.

Legal expense increased in 2001 as compared to 2000, and in 2000 as compared to 1999, due to the escalating costs incurred in connection with the TWA bankruptcy.

Administration and other expenses increased in 2001 as compared to 2000, primarily due to increases in printing and postage costs. Administration and other expenses increased in 2000, as compared to 1999, primarily due to bank and consulting fees incurred for the research and reissue of a large number of investor distribution checks.

LIQUIDITY AND CASH DISTRIBUTIONS

LIQUIDITY - The Partnership received all rent payments due in 2001 from the lessee according to the modified terms of the Current Leases. As discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", the General Partner has filed administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Previous Leases were rejected by TWA.

Through the time of the TWA bankruptcy filing, discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", PIMC had determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership would have available funds in the event that the aircraft on lease to TWA required remarketing, and for other contingencies including expenses of the Partnership. During 2001 such reserves were reduced from $10 million down to $1 million due to reduced expectations of future cash requirements. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available.

CASH DISTRIBUTIONS - Cash distributions to Limited Partners were $11,469,083 $5,299,576, and $6,374,489, in 2001, 2000 and 1999, respectively. Cash distributions per Limited Partnership unit were $22.94, $10.60, and $12.75 in 2001, 2000 and 1999, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC; and payments generated from the aircraft disassembly and sales proceeds.

TWA BANKRUPTCY FILING AND TRANSACTION WITH AMERICAN AIRLINES

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a written proposal to assume, on modified terms and conditions, the Previous Leases applicable to seven of the ten Aircraft. The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC assumed the Previous Leases applicable to seven of the ten Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC is not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001 for $535,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Previous Leases were rejected by TWA. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

EFFECT OF THE TWA BANKRUPTCY

The TWA bankruptcy had a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals received by the Partnership in 2001 were reduced from approximately $10.2 million, had all ten aircraft remained on lease at the former lease rate, to approximately $3.5 million, and the average lease term for the four aircraft that remain on lease at December 31. 2001 was reduced from 35 to 20 months remaining at December 31, 2001. Three of the Partnership's Aircraft, would have been expected to generate aggregate rentals in 2001 under the terms of the Previous Leases of approximately $3.0 million (included in the $10.2 million above). In 2001, three aircraft accepted by American were returned to the Partnership at the end of their respective lease terms. As of December 31, 2001 the three aircraft were sold for scrap value in October 2001 (see above), one aircraft was sold for scrap value in December 2001 for a gain of $115,000, and two aircraft are being marketed for sale at scrap value.

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect to the administrative and other claims filed with the Bankruptcy Court.

THE ACCOUNTING TREATMENT OF THE TWA TRANSACTION

As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including Statement of Financial Accounting Standards ("SFAS") 121 in 2000. If the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $11 million, or $22.26 per limited partnership unit.

In accordance with accounting principles generally accepted in the United States
(GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as income in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of December 31, 2001, the Partnership had deferred revenue balance of $986,015, and deferred management fee balance of $45,176 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining useful life varying between 12 and 24 months.

SALE OF AIRCRAFT AND INVENTORY

SALES OF MCDONNELL DOUGLAS DC-9-30 AIRCRAFT - On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft to Aeroturbine, Inc. for $535,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken in anticipation of the sales. On December 19, 2001 PIMC on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $300,000 cash. The Partnership recognized a gain of $115,000 over its book value. On February 13, 2002, the General Partner sold one DC-9-30 to Amtec Corp for $250,000 for a gain of $65,000.

INDUSTRY UPDATE

DEMAND FOR AIRCRAFT - At year end 2001, there were approximately 16,445 passenger and freighter jet aircraft in the world fleet. As a result of a slowdown in travel during the year as well as the large shift in travel levels in the wake of the September 11th tragedy, 2,133 of those aircraft are currently stored or out of active service. Air travel as measured by global revenue passenger miles for 2001 is expected to be 5-6% less than the year 2000 when the final numbers are compiled. 2002 traffic levels are expected to remain relatively flat compared to 2001 due to the continued impact of the September 11th tragedy.

The unprecedented and worldwide demand shock has had profound implications to airlines as well as aircraft owners and manufacturers. Airlines are experiencing huge losses, and are struggling to match capacity to demand. Manufacturers have attempted to deliver the aircraft that were already in production and achieve some stability in their production lines in the face of numerous requests for deferrals from the airlines. Trading values and lease rates have declined, particularly on older aircraft as the demand shock took a cyclical downturn into a deep trough. As manufacturers reduce production, airlines accelerate retirements of older aircraft, and a recovering air travel market begins to reduce the aircraft surplus, this cyclical downturn is expected to reverse itself and the market is expected to return to a stable condition. This will take some time as manufacturers cannot drop production overnight and owners will be reluctant to scrap aircraft that they own despite the lack of a current market for them.

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

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs) which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

The Partnership's Current Leases require TWA LLC to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. Under the Previous Leases, TWA was generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. Three of the Partnership's Aircraft were returned by TWA without meeting the return conditions specified in the Previous Leases, and the return conditions under the modified lease terms and conditions for the Partnership's remaining Aircraft were quite limited. The costs of compliance with FAA maintenance standards caused the Partnership to sell for scrap value the three Aircraft returned by TWA under the Rejected Leases and the three aircraft returned in 2001 were likewise marketed at scrap value. Similarly, such costs will likely cause the Partnership to sell for scrap value, at the end of the lease term, the Partnership's remaining Aircraft.

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

Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft and were added to the Partnership's aircraft in 1996.

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

The Partnership uses all available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by SFAS 121 and to determine residual values. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership made downward adjustments to the estimated residual value of certain of its aircraft as of September 30, 2001. This decrease reflected the weakening used aircraft market and reflected the additional facts and circumstances resulting from the advanced negotiations with Aeroturbine, which resulted in a sale of three held for sale aircraft on October 19, 2001. As a result, the Partnership decreased the residual values as of September 30, 2001 to reflect the depressed market. This decrease in residual values will be reflected in greater depreciation expense over the remaining life of the aircraft. The Partnership recognized an impairment loss as increased depreciation expense in 2001 of approximately $850,000, or $1.70 per Limited Partnership unit.

The Partnership made previous downward adjustments to the estimated net book values and residual value of its aircraft as of December 31, 2000 as a result of the TWA bankruptcy and the modified lease terms proposed by American as previously discussed. After a review of the carrying value of the Aircraft pursuant to applicable accounting literature including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $11 million, or $22.26 per Limited Partnership unit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000

            AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                TOGETHER WITH THE

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Polaris Aircraft Income Fund III,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III, A California Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



San Francisco, California,
    February 1, 2002 (except with respect to the matter discussed in Note 11, as to which the date is February 13, 2002)

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                               2001            2000
                                                         ------------    ------------
ASSETS:

CASH AND CASH EQUIVALENTS                                $  3,784,951    $ 12,523,907

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $255,000 and $255,000
  in 2001 and 2000                                            161,516         597,732

AIRCRAFT HELD FOR SALE                                        370,000       1,015,342

AIRCRAFT, net of accumulated depreciation
  of $29,344,167 in 2001 and $58,628,458 in 2000            3,611,094       7,204,292

OTHER ASSETS                                                       --          14,291
                                                         ------------    ------------

       Total Assets                                      $  7,927,561    $ 21,355,564
                                                         ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                    $    467,332    $    220,339

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                                 162,636         130,936

DEFERRED INCOME                                               986,015       4,258,474

NOTES PAYABLE                                                      --         204,871
                                                         ------------    ------------

       Total Liabilities                                    1,615,983       4,814,620
                                                         ------------    ------------

PARTNERS' CAPITAL (DEFICIT):

  General Partner                                          (3,880,841)     (3,778,433)
  Limited Partners, 499,960 units
     issued and outstanding                                10,192,419      20,319,377
                                                         ------------    ------------

       Total Partners' Capital                              6,311,578      16,540,944
                                                         ------------    ------------

       Total Liabilities and Partners' Capital           $  7,927,561    $ 21,355,564
                                                         ============    ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                             2001           2000            1999
                                         ------------   ------------    ------------
REVENUES:
    Rent from operating leases           $  6,364,964   $  8,989,368    $  8,989,368
    Interest                                  355,208        751,274         601,444
    Gain on sale of aircraft                  115,000             --              --
    Other                                      56,384          1,388              64
                                         ------------   ------------    ------------
         Total Revenues                     6,891,556      9,742,030       9,590,876
                                         ------------   ------------    ------------

EXPENSES:
    Depreciation                            3,518,540     14,799,502       2,726,207
    Management fees to General Partner         22,654        347,147         347,147
    Interest                                    4,960        222,525         581,941
    Bad debt                                       --        255,000              --
    Operating                                 287,674         14,887          17,722
    Legal                                     168,646          9,899           5,156
    Administration and other                  375,023        339,607         306,923
                                         ------------   ------------    ------------
         Total Expenses                     4,377,497     15,988,567       3,985,096
                                         ------------   ------------    ------------
NET INCOME (LOSS)                        $  2,514,059   $ (6,246,537)   $  5,605,780
                                         ============   ============    ============
NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                  $  1,171,934   $    467,439    $    693,443
                                         ============   ============    ============
NET INCOME (LOSS) ALLOCATED TO
    THE LIMITED PARTNERS                 $  1,342,125   $ (6,713,976)   $  4,912,337
                                         ============   ============    ============
NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                     $       2.68   $     (13.43)   $       9.83
                                         ============   ============    ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                       GENERAL         LIMITED
                                       PARTNER         PARTNERS         TOTAL
                                     ------------    ------------    ------------
Balance, December 31, 1998           $ (3,642,196)   $ 33,795,081    $ 30,152,885

    Net income                            693,443       4,912,337       5,605,780

    Cash distributions to partners       (708,277)     (6,374,489)     (7,082,766)
                                     ------------    ------------    ------------

Balance, December 31, 1999             (3,657,030)     32,332,929      28,675,899

    Net income (loss)                     467,439      (6,713,976)     (6,246,537)

    Cash distributions to partners       (588,842)     (5,299,576)     (5,888,418)
                                     ------------    ------------    ------------

Balance, December 31, 2000             (3,778,433)     20,319,377      16,540,944

    Net income                          1,171,934       1,342,125       2,514,059

    Cash distributions to partners     (1,274,342)    (11,469,083)    (12,743,425)
                                     ------------    ------------    ------------

Balance, December 31, 2001           $ (3,880,841)   $ 10,192,419    $  6,311,578
                                     ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                               2001            2000           1999
                                                           ------------    ------------    ------------
OPERATING ACTIVITIES:

  Net income (loss)                                         $ 2,514,059    $ (6,246,537)   $  5,605,780
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                             3,518,540      14,799,502       2,726,207
    Gain on sale of aircraft                                   (115,000)             --              --
    Bad debt expense                                                 --         255,000              --
    Changes in operating assets and liabilities:
        Decrease (increase) in rent and other
           receivables                                          436,216          10,525         (12,509)
        Decrease (increase) in other assets                      14,291         (14,291)             --
        Increase in payable to affiliates                       246,993          50,065          54,386
        Increase in accounts payable
           and accrued liabilities                               31,700           2,988           6,316
        Increase (decrease) in deferred income               (3,272,459)      1,210,631       1,210,633
                                                           ------------    ------------    ------------
           Net cash provided by operating activities          3,374,340      10,067,883       9,590,813
                                                           ------------    ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                                835,000              --              --
                                                           ------------    ------------    ------------
           Net cash provided by investing activities            835,000              --              --
                                                           ------------    ------------    ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                          (204,871)     (3,973,063)     (3,614,243)
  Cash distributions to partners                            (12,743,425)     (5,888,418)     (7,082,766)
                                                           ------------    ------------    ------------
           Net cash used in financing activities            (12,948,296)     (9,861,481)    (10,697,009)
                                                           ------------    ------------    ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                (8,738,956)        206,402      (1,106,196)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                          12,523,907      12,317,505      13,423,701
                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                              $  3,784,951    $ 12,523,907    $ 12,317,505
                                                           ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. ACCOUNTING PRINCIPLES AND POLICIES

ACCOUNTING METHOD - Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, and the estimated amount and timing of cash-flows associated with each aircraft which are used to determine impairment, if any.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement. Aircraft held for sale are carried at the lower of cost or fair value less cost to sell.

CAPITALIZED COSTS - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement or the remaining lease term, if shorter. These costs are also subject to periodic evaluation as discussed above.

OPERATING LEASES - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases. Due to the fact that the Partnership received greater payments in the beginning of the lease than at the end of the lease under the Previous Leases, this has resulted in deferred income on the balance sheet. (See Note 5)

MAINTENANCE RESERVES - The Partnership received maintenance reserve payments from certain of its lessees that were to be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments were recognized as liabilities when received and balances remaining at the termination of the lease, if any, were used by the Partnership to offset future maintenance expenses or recognized as revenue.

OPERATING EXPENSES - Operating expenses include costs incurred to maintain, insure and lease the Partnership's aircraft, including costs related to lessee defaults.

NET INCOME PER LIMITED PARTNERSHIP UNIT - Net income per Limited Partnership unit is based on the Limited Partners' share of net income or loss and the number of units outstanding of 499,960 for the years ended December 31, 2001, 2000 and 1999.

INCOME TAXES - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

RECEIVABLES - The Partnership records an allowance for credit losses for certain impaired receivables.

                                                    2001          2000
                                                  --------      --------
      Allowance for credit losses,
        beginning of year                         $255,000      $     --

      Provision for credit losses                       --       255,000
                                                  --------      --------
      Allowance for credit losses,
        end of year                               $255,000      $255,000
                                                  ========      ========


NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Due to the fact that the Partnership does not utilize any derivative instruments, these pronouncements did not have an impact on the Partnership's balance sheet or statement of operations when implemented on January 1, 2001.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.

2. ORGANIZATION AND THE PARTNERSHIP

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. At December 31, 2001, there were 499,960 units outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depository Company III (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Notes 7 and 8.

3. AIRCRAFT

At December 31, 2001, Polaris Aircraft Income Fund III (the Partnership) owned six aircraft from its original portfolio of 38 used commercial jet aircraft which were acquired and leased or sold as discussed below. Of these, four are leased to TWA LLC and two are held for sale. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in 1992, seven aircraft in 1993, three aircraft in 1994, eight aircraft in 1997, and four aircraft in 2001. In addition, nine aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998.

The following table describes the Partnership's aircraft portfolio at December 31, 2001 in greater detail:

                                                             YEAR OF
AIRCRAFT TYPE                        SERIAL NUMBER         MANUFACTURE
-------------                        -------------         -----------
McDonnell Douglas DC-9-30               47028                 1967
McDonnell Douglas DC-9-30               47095                 1967
McDonnell Douglas DC-9-30               47109                 1968
McDonnell Douglas DC-9-30               47134                 1967
McDonnell Douglas DC-9-30               47173                 1968
McDonnell Douglas DC-9-30               47491                 1970

SIX MCDONNELL DOUGLAS DC-9-30S - Initially thirteen aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's 1995 bankruptcy filing. In June 1997, three of the thirteen aircraft were sold, subject to the existing leases, to Triton Aviation Services III LLC. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004. As a result of the bankruptcy of TWA in 2001, modified terms and conditions were accepted that were substantially less favorable to the Partnership than the terms and conditions specified in the Previous Leases. In particular, rather than returning the Aircraft at the previously scheduled expiry date under the Previous Leases, TWA LLC, who, in 2001, assumed seven of the ten then existing TWA leases of the Partnership's aircraft under modified terms (see Note 5), would return each Aircraft at the time when such Aircraft requires a heavy maintenance check of the airframe, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC is not less than 22 months from and after March 12, 2001. In addition, TWA LLC reduced the rental rate for each of the Aircraft to $40,000 per month. Further, at lease expiry, TWA LLC is required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Previous Leases. Finally, TWA LLC is required to return the installed engines on each Aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an Aircraft is below the 25% target level, a financial adjustment is payable by TWA LLC to the Partnership (but no payment will be owed by the Partnership to TWA LLC if cycle life remaining at return exceeds the target level).

The following is a schedule by year of future minimum rental revenue:

              YEAR                                  AMOUNT
              ----                                  ------

             2002                                  1,909,333
             2003                                  1,182,667
                                                 -----------
                                                 $ 3,092,000
                                                 ===========

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

The Partnership made a downward adjustment to the estimated net book values and residual value of its aircraft as of September 30, 2001 as a result of the anticipated sale of three aircraft to Aeroturbine. After a review of the carrying value of the Aircraft pursuant to applicable accounting literature including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2001 of approximately $570,000, or $1.14 per Limited Partnership unit for aircraft on lease and $280,000 or $0.56 per Limited Partnership unit for aircraft held for sale. The Partnership recorded losses on aircraft that were deemed impaired to the extent that the carrying value exceeded the fair value. For Aircraft held for sale the Partnership records losses to the extent that carrying value exceeds the fair value less cost to sell. Management believes the assumptions related to the fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

The Partnership recognized an impairment loss on aircraft held and used by the Partnership aggregating approximately $11 million, or $22.26 per limited Partnership unit as increased depreciation expense in 2000. The impairment loss was the result of the TWA bankruptcy and the modified lease terms proposed by American as discussed in Note 5, which constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS 121. In determining the impairment loss, the Partnership estimated fair value based on the present value of the estimated future net cash flows of the aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) using the current incremental borrowing rate as the discount rate. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

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

4. SALE OF AIRCRAFT

SALE OF MCDONNELL DOUGLAS DC-9-30 AIRCRAFT - On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft to Aeroturbine, Inc. for $535,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken on these aircraft in anticipation of the sales. On December 19, 2001 PIMC on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $300,000 cash. The Partnership recognized a gain of $115,000 over its book value.

5. TWA BANKRUPTCY FILING AND TRANSACTION WITH AMERICAN AIRLINES

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a written proposal to assume, on modified terms and conditions, the Previous Leases applicable to seven of the ten Aircraft. The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC assumed the Previous Leases applicable to seven of the ten Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TTW LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $535,000, resulting in neither a gain nor a loss for the Partnership (see Note
4) In addition, the General Partner has filed administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Previous Leases were rejected by American. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

EFFECT OF THE TWA BANKRUPTCY

The TWA bankruptcy had have a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals received by the Partnership in 2001 were reduced from approximately $10.2 million, had all ten aircraft remained on lease at the former lease rate, to approximately $3.5 million, and the average lease term for the four Aircraft that remain on lease at December 31, 2001 was reduced from 35 to 20 months remaining at December 31, 2001. Three of the Partnership's Aircraft that were rejected, had been expected to generate aggregate rentals in 2001 under the terms of the Previous Leases of approximately $3.0 million (included in the $10.2 million above). As of December 31, 2001 those three aircraft were sold for scrap value in October 2001 (see Note 4). In addition, three more aircraft were returned in 2001. Of these, one aircraft was sold for scrap value in December 2001, for a gain of $65,000, and two aircraft are being marketed for sale at scrap value. One of these was sold after year end for a gain (see Note 11).

THE ACCOUNTING TREATMENT OF THE TWA TRANSACTION

As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121 in 2000. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $11 million, or $22.26 per limited partnership unit. The write-downs included the impact of the revised lease terms that were effective as of March 12, 2001.

In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as rental revenue and a reduction of management fee respectively in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft was recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of December 31, 2001, the Partnership had deferred revenue balance of $986,015, and deferred management fee balance of $45,176 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining useful life varying between 12 and 24 months.

6. NOTES PAYABLE

In 1996, GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for the 10 Partnership aircraft formerly on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 10 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Installation of the 10 hushkits on the Partnership's aircraft was completed in November 1996.

The aggregate cost of the hushkit reconditioning was $15,930,822, or approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over 50 months (through December 2000) at an interest rate of approximately 10% per annum. Cash paid for interest on all the loans was $4,960, $226,937 and $585,758 in 2001, 2000 and 1999, respectively. The notes were completely paid off in 2001.

7. RELATED PARTIES

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 2001, 2000 and 1999, the Partnership paid management fees to PIMC of $-0-, $300,000, and $300,000, respectively. Management fees payable to PIMC were $221,624 and $198,970 at December 31, 2001 and 2000, respectively.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 2001, 2000 and 1999, the Partnership reimbursed PIMC for expenses of $668,867, $397,831, and $309,612, respectively. Reimbursements totaling $245,708 and $21,369 were payable to PIMC at December 31, 2001 and 2000, respectively.

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

  e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 8).

8. PARTNERS' CAPITAL

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 7). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 10, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 2001 at the current carrying value, the tax basis capital accounts of the General Partner and the Limited Partners is estimated to be $(14,574) and $6,212,801, respectively.

9. INCOME TAXES

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2001 and 2000 are as follows:

                                     REPORTED AMOUNTS           TAX BASIS           NET DIFFERENCE
                                     ----------------           ---------           --------------

2001:    Assets                      $  7,927,561             $  6,781,047           $ 1,146,514
         Liabilities                    1,615,983                  582,820             1,033,163

2000:    Assets                      $ 21,355,564             $ 18,071,961           $ 3,283,603
         Liabilities                    4,814,620                  508,999             4,305,621


10. RECONCILIATION OF BOOK NET INCOME TO TAXABLE NET INCOME

The following is a reconciliation between net income per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                 2001           2000           1999
                                                               --------       --------       --------
      Book net income (loss) per Limited Partnership unit      $   2.68       $ (13.43)      $   9.83
      Adjustments for tax purposes represent differences
         between book and tax revenue and expenses:
           Rental revenue                                         (4.97)          2.90           2.40
           Gain on sale of aircraft                               (1.59)            --             --
           Management fee expense                                    --           0.09           0.23
           Depreciation                                            4.32          25.40           0.21
                                                               --------       --------       --------
      Taxable net income per Limited Partnership unit          $   0.44       $  14.96       $  12.67
                                                               ========       ========       ========



The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned on a straight line basis for operating leases. For tax purposes, revenue is generally recognized when legally earned. For tax purposes, management fee expense is accrued in the same year as the tax basis rental revenue while management fees are accrued using GAAP revenue for book purposes.

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

11. SUBSEQUENT EVENT

SALE OF AIRCRAFT On February 13, 2002, the General Partner sold one DC-9-30 to Amtec Corp for $250,000 for a gain of $65,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the General Partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a Delaware corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, GECAS and PIMC are affiliates.

The officers and directors of PIMC are:

                      NAME                      PIMC TITLE
         ---------------------------        ----------------------

         William Carpenter                  President; Director
         Keith Helming                      Chief Financial Officer
         Melissa Hodes                      Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Ray Warman                         Secretary
         Robert W. Dillon                   Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Carpenter, 38, assumed the position of President and Director of PIMC effective October 1, 2001. Mr. Carpenter holds the position of Executive Vice President and Chief Risk Manager of GECAS, having previously held the position of Vice President - Chief Risk Manager of GECAS (Acting). Prior to joining GECAS seven years ago, Mr. Carpenter was an aerospace engineer specializing in aircraft handling qualities. Prior to that, Mr. Carpenter was a commissioned officer and pilot in the United States Armed Forces.

Mr. Helming, 43, assumed the position of Chief Financial Officer of PIMC effective October 1, 2000. Mr. Helming presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Mr. Helming has been with General Electric Company (GE) and its subsidiaries since 1981. Prior to joining GECAS, Mr. Helming served as the Senior Vice President of Finance at GE Capital Fleet Services for three years. Prior to that, Mr. Helming was Chief Financial Officer for GE Capital Global Consumer Finance U.K.

Ms. Hodes, 36, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 44, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Sales and Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development for General Electric Capital Corporation and in Syndications and Leasing for the Transportation & Industrial Funding division of General Electric Capital Corporation. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 53, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 60, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


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

SARA J. BISHOP, ET AL. v. KIDDER, PEABODY & CO., ET AL., Superior Court of California, County of Sacramento; WILSON ET AL. v. POLARIS HOLDING COMPANY ET AL., Superior Court of California, County of Sacramento, and ten other California Actions(1) - In the California actions filed in 1996, approximately 4000 plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I through VI and other limited partnerships sold by Kidder, Peabody named Kidder, Peabody, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, and General Electric Credit Corporation and Does 1-100 as defendants. The Partnership was not named as a defendant in these actions. The complaints all allege violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaints seek to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The California actions have been settled.

-------------------
(1) The ten other actions are ABRAMS, ET AL. v. POLARIS HOLDING COMPANY, ET AL., ELPHICK, ET AL. v. KIDDER PEABODY & CO., ET AL., JOHNSON, ET AL. v. POLARIS HOLDING COMPANY, ET AL., KUNTZ, ET AL. v. POLARIS HOLDING COMPANY, ET AL., MCDEVITT, ET AL. v. POLARIS HOLDING COMPANY, ET AL., OUELLETTE, ET AL. v. KIDDER PEABODY & CO., ET AL., ROLPH, ET AL. v. POLARIS HOLDING COMPANY, ET AL., SELF, ET AL. v. POLARIS HOLDING COMPANY, ET AL., TARRER, ET AL. v. KIDDER PEABODY & CO., ET AL., ZICOS, ET AL. v. POLARIS HOLDING COMPANY, ET AL., all filed in Superior Court of California, County of Sacramento.

An additional settlement was entered into with certain plaintiffs who had refused to participate in the first settlement. Plaintiffs' counsel advised the Court that they would withdraw from representing the remaining plaintiffs -- approximately 330 -- who refused to participate in either of the settlements. In July, 2000, plaintiffs' counsel submitted to the Court motions to withdraw as counsel of record for all of the actions. The Court indicated that it would grant such motions and thereafter would consider dismissing each of the actions if no plaintiff came forward to prosecute. On August 2, 2001, the Court conducted a series of status conferences in connection with each of the twelve California actions and at the conferences dismissed most of the remaining plaintiffs in those actions. On November 9, 2001, defendants moved for summary judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997.

OTHER PROCEEDINGS - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

ITEM 11. EXECUTIVE COMPENSATION

PAIF-III has no directors or officers. PAIF-III is managed by PIMC, the General Partner. In connection with management services provided, no management or advisory fees were paid to PIMC in 2001, however a 10% interest in all cash distributions was paid as described in Note 7 to the financial statements (Item
8).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) No person owns of record, or is known by PAIF-III to own beneficially more than five percent of any class of voting securities of PAIF-III.

    (b) The General Partner of PAIF-III owns the equity securities of PAIF-III as set forth in the following table:

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



    (c) There are no arrangements known to PAIF-III, including any pledge by any person of securities of PAIF-III, the operation of which may at a subsequent date result in a change in control of PAIF-III.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       Financial Statements.

         The following are included in Part II of this report:

                                                                   PAGE NO.
                                                                   --------

            Report of Independent Public Accountants                  17
            Balance Sheets                                            18
            Statements of Operations                                  19
            Statements of Changes in Partners' Capital (Deficit)      20
            Statements of Cash Flows                                  21
            Notes to Financial Statements                             22


2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         99.      Letter from the Partnership to the SEC regarding Arthur
                  Andersen LLP.


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

                                         POLARIS AIRCRAFT INCOME FUND III,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                         (REGISTRANT)

                                         By:     Polaris Investment
                                                 Management Corporation
                                                 General Partner

MARCH 29 , 2002                          By:  /s/ WILLIAM CARPENTER
---------------                               ---------------------------------
     Date                                         William Carpenter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                       TITLE                                          DATE
         ---------                                       -----                                          ----
    /s/ WILLIAM CARPENTER              President and Director of Polaris Investment                 March 29, 2002
    ------------------------------     Management Corporation, General Partner of the
    (William Carpenter)                Registrant

    /s/ KEITH HELMING                  Chief Financial Officer of Polaris Investment                March 29, 2002
    ------------------------------     Management Corporation, General Partner of the
    (Keith Helming)                    Registrant

    /s/ MELISSA HODES                  Vice President and Director of Polaris Investment            March 29, 2002
    ------------------------------     Management Corporation, General Partner of the
    (Melissa Hodes)                    Registrant

    /s/ NORMAN C. T. LIU               Vice President and Director of Polaris Investment            March 29, 2002
    ------------------------------     Management Corporation, General Partner of the
    (Norman C. T. Liu)                 Registrant

