Form 10-Q
period 2002-03-31
POLARIS AIRCRAFT INCOME FUND III
filed 2002-05-13
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 2002




                                      INDEX



Part I.       Financial Information                                         Page


         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 2002 and
                  December 31, 2001...........................................3

              b)  Statements of Operations - Three Months
                  Ended March 31, 2002 and 2001...............................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2001
                  and Three Months Ended March 31, 2002.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 2002 and 2001...............................6

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

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2002           2001
                                                         ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                            $  2,897,550  $  3,784,951

RENT AND OTHER RECEIVABLES, net of
    allowance for credit losses of $255,000 and
    $255,000 in 2002 and 2001                             161,344       161,516

AIRCRAFT, held for sale                                   185,000       370,000

AIRCRAFT, net of accumulated depreciation
    of $29,783,360 in 2002 and $29,344,167 in 2001      3,171,901     3,611,094
                                                     ------------  ------------

         Total Assets                                $  6,415,795  $  7,927,561
                                                     ============  ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                $    327,751  $    467,332

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                           159,608       162,636

DEFERRED INCOME                                           825,798       986,015
                                                     ------------  ------------

         Total Liabilities                              1,313,157     1,615,983
                                                     ------------  ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                    (3,903,735)   (3,880,841)
    Limited Partners, 499,960 units
      issued and outstanding                            9,006,373    10,192,419
                                                     ------------  ------------

         Total Partners' Capital                        5,102,638     6,311,578
                                                     ------------  ------------

         Total Liabilities and Partners' Capital     $  6,415,795  $  7,927,561
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        2002            2001
                                                        ----            ----
REVENUES:
   Rent from operating leases                       $   640,218     $ 2,885,161
   Interest                                              12,910         159,826
   Gain on sale of aircraft                              65,000            --
   Other                                                   --            20,998
                                                    -----------     -----------

           Total Revenues                               718,128       3,065,985
                                                    -----------     -----------

EXPENSES:
   Depreciation                                         439,193         758,924
   Management fees to general partner                    16,638         (11,334)
   Interest                                                --             1,691
   Operating                                              4,476           3,722
   Administration and other                              77,983          77,088
                                                    -----------     -----------

           Total Expenses                               538,290         830,091
                                                    -----------     -----------

NET INCOME                                          $   179,838     $ 2,235,894
                                                    ===========     ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                              $   115,984     $   172,332
                                                    ===========     ===========

NET INCOME ALLOCATED TO
   LIMITED PARTNERS                                 $    63,854     $ 2,063,562
                                                    ===========     ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                 $      0.13     $      4.13
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 2001 and
                                           Three Months Ended March 31, 2002
                                           ---------------------------------

                                         General        Limited
                                         Partner       Partners       Total
                                         -------       --------       -----


Balance, December 31, 2000             $ (3,778,433) $ 20,319,377  $ 16,540,944

   Net income                             1,171,934     1,342,125     2,514,059

   Cash distributions to partners        (1,274,342)  (11,469,083)  (12,743,425)
                                       ------------  ------------  ------------

Balance, December 31, 2001               (3,880,841)   10,192,419     6,311,578

   Net income                               115,984        63,854       179,838

   Cash distributions to partners          (138,878)   (1,249,900)   (1,388,778)
                                       ------------  ------------  ------------

Balance, March 31, 2002                $ (3,903,735) $  9,006,373  $  5,102,638
                                       ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         2002          2001
                                                         ----          ----

OPERATING ACTIVITIES:
     Net income                                      $    179,838  $  2,235,894
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                       439,193       758,924
       Gain on sale of aircraft                           (65,000)         --
       Changes in operating assets and liabilities:
          Decrease in rent and other receivables              172       596,388
          Decrease in other assets                           --          14,291
          Decrease in payable to affiliates              (139,581)       (6,351)
          Increase (decrease) in accounts payable
              and accrued liabilities                      (3,028)      620,714
          Decrease in deferred income                    (160,217)   (1,731,328)
                                                     ------------  ------------

              Net cash provided by operating
                activities                                251,377     2,488,532
                                                     ------------  ------------

INVESTING ACTIVITIES:
     Proceeds from sale of aircraft                       250,000          --
                                                     ------------  ------------

              Net cash provided by investing
                activities                                250,000          --
                                                     ------------  ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                     --        (143,409)
     Cash distributions to partners                    (1,388,778)   (1,666,533)
                                                     ------------  ------------

              Net cash used in financing
                activities                             (1,388,778)   (1,809,942)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                         (887,401)      678,590

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                3,784,951    12,523,907
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                   $  2,897,550  $ 13,202,497
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund III's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission ("SEC") Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2001, 2000, and 1999 included in the Partnership's 2001 Annual Report to the SEC on Form 10-K.


2.       TWA Bankruptcy Filing and Transaction with American Airlines

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a written proposal to assume, on modified terms and conditions, seven of the ten then existing leases (collectively the "Previous Leases"). The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA Airlines LLC ("TWA LLC") assumed the Previous Leases applicable to seven of the ten Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

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

Effect of the TWA Bankruptcy
The TWA bankruptcy had a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals received by the Partnership in 2001 were reduced from approximately $10.2 million, had all ten aircraft remained on lease at the former lease rate, to approximately $3.5 million, and the average lease term for the four Aircraft that remain on lease at March 31, 2002 was reduced from 32 to 16 months remaining at March 31, 2002. In 2002, aggregate rentals will be reduced from approximately $10.2 million, to approximately $1.9 million. Three of the Partnership's Aircraft that were rejected, had been expected to generate aggregate rentals in 2002 under the terms of the Previous Leases of approximately $3.0 million (included in the $10.2 million above). The three aircraft were sold for scrap value in October 2001. In addition, three more leases expired in 2001. Of these, one aircraft was sold for scrap value in December 2001, for a gain of $115,000, one aircraft was sold for scrap value in February 2002 for a gain of $65,000, and the third aircraft has not yet been returned to the Partnership. The General Partner is currently in discussions with TWA LLC regarding the potential sale of the third aircraft to TWA LLC.

The Accounting Treatment of the TWA Transaction
As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including Statement of Financial Accounting Standards ("SFAS") 121 in 2000. After a review of the carrying value of the Aircraft, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $11 million, or $22.26 per limited partnership unit. The write-downs included the impact of the revised lease terms that were effective as of March 12, 2001.

In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as rental revenue and a reduction of management fee respectively in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft was recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of March 31, 2002, the Partnership had deferred revenue balance of $825,798, and deferred management fee balance of

$37,825 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining life of the aircraft leases, varying between 9 and 21 months.


3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                Payments for
                                             Three Months Ended     Payable at
                                               March 31, 2002     March 31, 2002
                                               --------------     --------------

Aircraft Management Fees                          $   --            $238,262

Out-of-Pocket Operating
    Expense Reimbursement                          150,312            89,489

Out-of-Pocket Administrative
    Expense Reimbursement                           91,395              --
                                                  --------          --------

                                                  $241,707          $327,751
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


5.       Sale of Aircraft

On February 13, 2002 PIMC, on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $250,000 in cash. The Partnership recognized a gain of $65,000 over its book value.

6.       New Accounting Pronouncements

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

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 became effective January 1, 2002 for the Partnership and has not had a material impact on the Partnership's balance sheet or statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business Overview

At March 31, 2002, Polaris Aircraft Income Fund III, A California Limited Partnership (the "Partnership") owned a portfolio of five used McDonnell Douglas DC-9-30 commercial jet aircraft out of its original portfolio of 38 aircraft. On November 14, 2001, the lease with TWA Airlines LLC on one of these aircraft expired, the aircraft has not yet been returned to the Partnership. The General Partner is currently in discussions with TWA LLC regarding the potential sale of the third aircraft to TWA LLC.


Remarketing Update

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

Effect of the TWA Bankruptcy

The TWA bankruptcy had a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals received by the Partnership in 2001 were reduced from approximately $10.2 million, had all ten aircraft remained on lease at the former lease rate, to approximately $3.5 million, and the average lease term for the four Aircraft that remain on lease at March 31, 2002 was reduced from 32 to 16 months remaining at March 31, 2002. In 2002, aggregate rentals will be reduced from approximately $10.2 million, to approximately $1.9 million. Three of the Partnership's Aircraft that were rejected, had been expected to generate aggregate rentals in 2002 under the terms of the Previous Leases of approximately $3.0 million (included in the $10.2 million above). The three aircraft were sold for scrap value in October 2001. In addition, three more leases expired in 2001. Of these, one aircraft was sold for scrap value in December 2001, for a gain of $115,000, one aircraft was sold for scrap value in February 2002 for a gain of $65,000, and the third aircraft has not yet been returned to the Partnership. The General Partner is currently in discussions with TWA LLC regarding the potential sale of the third aircraft to TWA LLC.

The Accounting Treatment of the TWA Transaction

As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121 in 2000. After a review of the carrying value of the Aircraft, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $11 million, or $22.26 per limited partnership unit. The write-downs included the impact of the revised lease terms that were effective as of March 12, 2001.

In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as rental revenue and a reduction of management fee respectively in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft was recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of March 31, 2002, the Partnership had deferred revenue balance of $825,798, and deferred management fee balance of $37,825 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining life of the aircraft leases, varying between 9 and 21 months.

Partnership Operations

The Partnership recorded net income of $179,838, or $0.13 per limited partnership unit, for the three months ended March 31, 2002, as compared to net income of $2,235,894, or $4.13 per limited partnership unit, for the three months ended March 31, 2001.

The decrease in net income in 2002 is primarily due to decreases in rental, interest, and other income, and an increase in management fees to the general partner, partially offset by an increase in gain on sale of aircraft and a decrease in depreciation expense, as discussed below.

Rental income decreased for the three months ended March 31, 2002, as compared to the same period in 2001, primarily due to the lower lease rates and fewer aircraft on lease as a result of the TWA bankruptcy and the recognition of $1,275,431 of deferred revenue on the three Rejected Leases in the first quarter of 2001. As discussed in Note 2, in April of 2001 three of the Partnership's ten leases were rejected by American, and the monthly rental rate for the accepted aircraft was reduced from $85,000 each to $40,000 each. The deferred revenue existing at the time of the lease revisions in March 2001 is being recognized over the new lease terms for the accepted aircraft, while it was recognized upon lease rejection for the three rejected aircraft.

Interest income decreased during the three months ended March 31, 2002, as compared to the same period in 2001, primarily due to lower average cash reserves and lower average interest rates over the same period.

Gain on sale of aircraft increased during the three months ended March 31, 2002, as compared to the same period in 2001, due to the sale of one of the Partnerships aircraft on February 13, 2002 for $250,000 cash resulting in a gain of $65,000. There were no such sales for the same period in 2001.

Depreciation expense decreased during the three months ended March 31, 2002, as compared to the same period in 2001, primarily due to fewer planes remaining on lease.

Management fees to the general partner increased for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of the TWA bankruptcy and the reduction in the corresponding quarter of 2001 of $59,691 of management fees on the three Rejected Leases.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the three months ended March 31, 2002.

Through the time of the TWA bankruptcy filing, discussed above under "TWA Bankruptcy Filing and Transaction with American Airlines", the General Partner had determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership would have available funds in the event that the aircraft on lease to TWA required remarketing, and for other contingencies including expenses of the Partnership. During 2001 such reserves were reduced from $10 million down to $1 million due to reduced expectations of future cash requirements. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available.

Cash Distributions - Cash distributions to Limited Partners during the three months ended March 31, 2002 and 2001 were $1,249,900, or $2.50 per limited partnership unit, and $1,499,880, or $3.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA LLC, and payments generated from aircraft sales proceeds.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 2001 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 2001 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Sara J. Bishop, et al. v. Kidder, Peabody & Co., et al., Superior Court of California, County of Sacramento; Wilson et al. v. Polaris Holding Company et al., Superior Court of California, County of Sacramento, and ten other California Actions(1) - In the California actions filed in 1996, approximately 4000 plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I through VI and other limited partnerships sold by Kidder, Peabody named Kidder, Peabody, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, and General Electric Credit Corporation and Does 1-100 as defendants. The Partnership was not named as a defendant in these actions. The complaints all allege violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaints seek to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The California actions have been settled. An additional settlement was entered into with certain plaintiffs who had refused to participate in the first settlement. Plaintiffs' counsel advised the Court that they would withdraw from representing the remaining plaintiffs -- approximately 330 -- who refused to participate in either of the settlements. In July, 2000, plaintiffs' counsel submitted to the Court motions to withdraw as counsel of record for all of the actions. The Court indicated that it would grant such motions and thereafter would consider dismissing each of the actions if no plaintiff came forward to prosecute. On August 2, 2001, the Court conducted a series of status conferences in connection with each of the twelve California actions and at the conferences dismissed most of the remaining plaintiffs in those actions. On November 9, 2001, defendants moved for summary judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997. On March 1, 2002 the judge granted the defendants' summary judgment motions. This action does not have a material adverse effect on the Partnership.

--------
1 The ten other actions are Abrams, et al. v. Polaris Holding Company, et al., Elphick, et al. v. Kidder Peabody & Co., et al., Johnson, et al. v. Polaris
Holding Company, et al., Kuntz, et al. v. Polaris Holding Company, et al., McDevitt, et al. v. Polaris Holding Company, et al., Ouellette, et al. v. Kidder Peabody & Co., et al., Rolph, et al. v. Polaris Holding Company, et al., Self, et al. v. Polaris Holding Company, et al., Tarrer, et al. v. Kidder Peabody & Co., et al., Zicos, et al. v. Polaris Holding Company, et al., all filed in Superior Court of California, County of Sacramento.

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

                                POLARIS AIRCRAFT INCOME FUND III,
                                A California Limited Partnership
                                (Registrant)
                                By: Polaris Investment
                                    Management Corporation,
                                    General Partner




         May 13, 2002               By: /S/Stephen E. Yost
       ----------------                 ----------------------------------------
                                        Stephen E. Yost, Chief Financial Officer