Form 10-Q
period 2002-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 2002-08-19
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2002




                                      INDEX



Part I.       Financial Information                                         Page


         Item 1.      Financial Statements (Unaudited)

              a)  Special Notice Regarding Financial Statements................3

              b)  Balance Sheets - June 30, 2002 and
                  December 31, 2001............................................4

              c)  Statements of Income - Three and Six Months
                  Ended June 30, 2002 and 2001.................................5

              d)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2001
                  and Six Months Ended June 30, 2002...........................6

              e)  Statements of Cash Flows - Six Months
                  Ended June 30, 2002 and 2001.................................7

              f)  Notes to Financial Statements................................8

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........12



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

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                  SPECIAL NOTICE REGARDING FINANCIAL STATEMENTS


The Polaris Aircraft Income Fund III's (the "Partnership") Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended June 30, 2002 is being filed on an incomplete basis as the Partnership has been unable to obtain access to documents in the possession of Arthur Andersen, the previous Certifying Accountant, in order to provide such documents to Ernst & Young LLP, the Partnership's new Certifying Accountant. As a result, Ernst & Young LLP is unable to complete their timely quarterly review in accordance with Statements of Auditing Standards No. 71. Once Ernst & Young LLP has completed their quarterly review of the financial statements contained in the Form 10-Q for the period ended June 30, 2002, the Partnership will file an amended Form 10-Q.


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,      December 31,
                                                        2002            2001
                                                        ----            ----

ASSETS:

CASH AND CASH EQUIVALENTS                           $  3,290,167   $  3,784,951

RENT AND OTHER RECEIVABLES, net of
    allowance for credit losses of $255,000 and
    $255,000 in 2002 and 2001                            161,836        161,516

AIRCRAFT HELD FOR SALE                                      --          370,000

AIRCRAFT ON OPERATING LEASES,
    net of accumulated depreciation
    of $30,221,521 in 2002 and $29,344,167
    in 2001                                            2,733,740      3,611,094
                                                    ------------   ------------

         Total Assets                               $  6,185,743   $  7,927,561
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     82,987   $    467,332

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          125,178        162,636

DEFERRED INCOME                                          665,580        986,015
                                                    ------------   ------------

         Total Liabilities                               873,745      1,615,983
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (3,787,792)    (3,880,841)
    Limited Partners, 499,950 units (499,960
      in 2001) issued and outstanding                  9,099,790     10,192,419
                                                    ------------   ------------

         Total Partners' Capital (Deficit)             5,311,998      6,311,578
                                                    ------------   ------------

         Total Liabilities and Partners' Capital
           (Deficit)                                $  6,185,743   $  7,927,561
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,

                                2002         2001          2002        2001
                                ----         ----          ----        ----
REVENUES:
   Rent from operating
     leases                  $   640,218  $ 1,666,428  $ 1,280,436  $ 4,551,589
   Interest                       14,253      137,385       27,163      297,211
   Gain on sale of aircraft      115,000         --        180,000         --
   Other                            --           --           --         20,998
                             -----------  -----------  -----------  -----------

           Total Revenues        769,471    1,803,813    1,487,599    4,869,798
                             -----------  -----------  -----------  -----------

EXPENSES:
   Depreciation                  438,161      747,877      877,354    1,506,801
   Management fees to
     general partner              17,406        2,890       34,044       (8,444)
   Interest                         --          3,269         --          4,960
   Operating                       3,722       49,440        8,198       53,162
   Legal fees                     18,963       91,556       21,158       92,931
   Administration and other       81,859      113,190      157,647      188,903
                             -----------  -----------  -----------  -----------

           Total Expenses        560,111    1,008,222    1,098,401    1,838,313
                             -----------  -----------  -----------  -----------

NET INCOME                   $   209,360  $   795,591  $   389,198  $ 3,031,485
                             ===========  ===========  ===========  ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER       $   115,943  $   132,933  $   231,927  $   305,265
                             ===========  ===========  ===========  ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS       $    93,417  $   662,658  $   157,271  $ 2,726,220
                             ===========  ===========  ===========  ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT          $      0.19  $      1.33  $      0.31  $      5.45
                             ===========  ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                       Year Ended December 31, 2001 and
                                        Six Months Ended June 30, 2002
                                        ------------------------------

                                    General         Limited
                                    Partner        Partners         Total
                                    -------        --------         -----


Balance, December 31, 2000        $ (3,778,433)  $ 20,319,377   $ 16,540,944

   Net income                        1,171,934      1,342,125      2,514,059

   Cash distribution to partners    (1,274,342)   (11,469,083)   (12,743,425)
                                  ------------   ------------   ------------

Balance, December 31, 2001          (3,880,841)    10,192,419      6,311,578

   Net income                          231,927        157,271        389,198

   Cash distribution to partners      (138,878)    (1,249,900)    (1,388,778)
                                  ------------   ------------   ------------

Balance, June 30, 2002            $ (3,787,792)  $  9,099,790   $  5,311,998
                                  ============   ============   ============

        The accopmanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                         2002          2001
                                                         ----          ----
OPERATING ACTIVITIES:
     Net income                                     $    389,198   $  3,031,485
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                      877,354      1,506,801
       Gain on sale of aircraft                         (180,000)          --
       Changes in operating assets and
         liabilities:
          Decrease in other assets                          --           14,291
          (Increase) decrease in rent and other
            receivables                                     (320)       365,726
          Increase (decrease) in payable to
            affiliates                                  (384,345)       169,432
          Increase (decrease) in accounts payable
              and accrued liabilities                    (37,458)        29,070
          Increase (decrease) in deferred income        (320,435)    (2,655,089)
                                                    ------------   ------------

              Net cash provided by operating
                activities                               343,994      2,461,716
                                                    ------------   ------------

INVESTING ACTIVITIES:
     Proceeds from sale of aircraft                      550,000           --
                                                    ------------   ------------

              Net cash provided by investing
                activities                               550,000           --
                                                    ------------   ------------

FINANCING ACTIVITIES:
     Principal payments on notes payable                    --         (204,871)
     Cash distributions to partners                   (1,388,778)    (3,055,311)
                                                    ------------   ------------

              Net cash used in financing
                activities                            (1,388,778)    (3,260,182)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                        (494,784)      (798,466)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               3,784,951     12,523,907
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $  3,290,167   $ 11,725,441
                                                    ============   ============


SUPPLEMENTAL INFORMATION:
     Interest paid                                  $       --     $      4,960
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Organization and the Partnership

Polaris Aircraft Income Fund III, A California Limited Partnership (the "Partnership") was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depositary units ("Units"), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 Units of $500, representing $250,000,000. All Unit holders were admitted to the Partnership on or before September 30, 1987. During January 1998, 40 Units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. During June 2002, 10 Units were abandoned. At June 30, 2002, there were 499,950 Units outstanding, net of redemptions.

Polaris Investment Management Corporation ("PIMC"), the sole General Partner of the Partnership (the "General Partner"), supervises the day-to-day operations of the Partnership. Polaris Depository Company III ("PDC") serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation ("PALC"). Polaris Holding Company ("PHC") is the parent company of PALC. General Electric Capital Corporation ("GE Capital"), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. ("GECAS"). Amounts paid and allocations to affiliates are described in Notes 4 and 5.

At June 30, 2002, the Partnership owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft out of its original portfolio of 38 aircraft. All of these aircraft are on lease to TWA Airlines LLC.


2.      Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's financial position, results of operations, and cash flows. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission ("SEC") Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2001, 2000, and 1999 included in the Partnership's 2001 Annual Report to the SEC on Form 10-K.


3.       TWA Bankruptcy Filing and Transaction with American Airlines

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner with a written proposal to assume, on modified terms and conditions, seven of the ten then existing leases (collectively the "Previous Leases"). The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA Airlines LLC, a wholly owned subsidiary of American ("TWA LLC"), assumed the Previous Leases applicable to seven of the ten Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $535,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative rent claims in the amount of $465,277 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three Aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims have been approved by the estate with the plan of reorganization on June 25, 2002 (the "Plan") and will be paid to the Partnership through periodic distributions over the next one to two years. The General Partner also filed administrative claims in the amount of $64,254 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding which were settled for $47,861 with the estate under the Plan. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction
In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively, as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as rental revenue and a reduction of management fee, respectively, in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft were recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of June 30, 2002, the Partnership had deferred revenue balance of $665,580, and deferred management fee balance of $30,463 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining life of the aircraft leases, varying between 6 and 18 months.



4.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                     Payments made during the
                                        Three Months Ended          Payable at
                                           June 30, 2002           June 30, 2002
                                           -------------           -------------

Aircraft Management Fees                      $217,205                $ 38,463

Out-of-Pocket Operating
    Expense Reimbursement                       47,365                  -

Out-of-Pocket Administrative
    Expense Reimbursement                      136,722                  44,524
                                              --------                 -------

                                              $401,292                $ 82,987
                                              ========                ========


5.      Partners' Capital (Deficit)

The Partnership Agreement (the "Agreement") stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

6.       Sale of Aircraft

On February 13, 2002 PIMC, on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $250,000 in cash. The Partnership recognized a gain of $65,000 over its book value. On May 29, 2002 PIMC, on behalf of the Partnership, sold one DC-9-30 aircraft to American Airlines for $300,000 in cash. The Partnership recognized a gain of $115,000 over its book value.


7.       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") approved for issuance Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At June 30, 2002, Polaris Aircraft Income Fund III, A California Limited Partnership (the "Partnership") owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft out of its original portfolio of 38 aircraft. All of these aircraft are on lease to TWA Airlines LLC.


TWA Bankruptcy Filing and Transaction with American Airlines

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership (the "General Partner") with a written proposal to assume, on modified terms and conditions, seven of the ten then existing leases (collectively the "Previous Leases"). The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA Airlines LLC, a wholly owned subsidiary of American ("TWA LLC"), assumed the Previous Leases applicable to seven of the ten Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $535,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative rent claims in the amount of $465,277 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three Aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims have been approved by the estate with the plan of reorganization on June 25, 2002 (the "Plan") and will be paid to the Partnership through periodic distributions over the next one to two years. The

General Partner also filed administrative claims in the amount of $64,254 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding which were settled for $47,861 with the estate under the Plan. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction
In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively, as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as rental revenue and a reduction of management fee, respectively, in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft were recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of June 30, 2002, the Partnership had deferred revenue balance of $665,580, and deferred management fee balance of $30,463 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining life of the aircraft leases, varying between 6 and 18 months.


Partnership Operations

The Partnership recorded net income of $209,360, or $0.19 per limited partnership unit, for the three months ended June 30, 2002, as compared to net income of $795,591, or $1.33 per limited partnership unit, for the three months ended June 30, 2001. The Partnership recorded net income of $389,198, or $0.31 per limited partnership unit, for the six months ended June 30, 2002 compared to net income of $3,031,485 or $5.45 per limited partnership unit, for the six months ended June 30, 2001. The decreases in net income are primarily due to decreases in rental and interest income and increased management fees to the general partner partially offset by an increase in gain on sale of aircraft and a decrease in depreciation, operating and legal fee expense, as discussed below.

Rent from operating leases decreased to $640,218 and $1,280,436 in the three and six months ended June 30, 2002, as compared to $1,666,428 and $4,551,589 for the respective periods in 2001. This was primarily due to lower lease rates and fewer aircraft on lease as a result of the TWA bankruptcy and the recognition of less deferred revenue of $160,218 and $320,435 in the three and six months ended June 30, 2002 as compared to $839,760 and $1,731,328 of deferred revenue being recognized in the respective periods in 2001. As discussed in Note 3, the deferred revenue existing at the time of the lease revisions in March 2001 is being recognized over the new lease terms for the Accepted Aircraft, while it was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased during the three and six months ended June 30, 2002, as compared to the same periods in 2001, primarily due to lower average cash balances and a lower rate of return on those cash balances.

Gain on sale of aircraft increased during the three and six months ended June 30, 2002, as compared to the same periods in 2001, due to the sale of two of the Partnership's aircraft during 2002, resulting in a gain of $180,000.

Depreciation expense decreased during the six months ended June 30, 2002, as compared to the same period in 2001, primarily due to fewer aircraft remaining on lease.

Management fees to general partner increased during the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily as a result of the deferred management fees being recognized for the three Rejected Leases and leases expiring during the three months ended June 30, 2001 due to the TWA bankruptcy.

Operating expense decreased during the three and six months ended June 30, 2002, as compared to the same periods in 2001, primarily due to maintenance and storage related costs in the 2001 periods associated with the aircraft as they came off lease and were held for sale. At present there are no aircraft remaining in storage.

Legal expenses decreased during the three and six months ended June 30, 2002, as compared to the same periods in 2001, primarily due to the high costs incurred in the 2001 periods in connection with the TWA Bankruptcy and partially offset in 2002 by fees incurred to comply with an SEC prompted court order related to transfers of units to entities owned by George Hoffman.

Administration and other expense decreased during the three and six months ended June 30, 2002, as compared to the same periods in 2001, primarily due to extra printing and postage expenses incurred in 2001 due to the issuance of an 8-K related to the TWA bankruptcy.



Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the six months ended June 30, 2002.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - There were no cash distributions to limited partners during the three months ended June 30, 2002 compared to cash distributions of $1,240,900, or $2.50 per limited partnership unit, during the three months ended June 30, 2001. Cash distributions to limited partners during the six months ended June 30, 2002 and 2001 were $1,249,900, or $2.50 per limited partnership unit, and $2,749,780, or $5.50 per limited partnership unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC, and payments generated from aircraft sales proceeds.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the "Partnership") 2001 Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K ("Form 10-K") and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q ("Form 10-Q") for the period ended March 31, 2002, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 of Part III of the Partnership's  2001 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 2002 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         99.1 Certification of President

         99.2 Certification of Chief Financial Officer.

b)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed. As described in greater detail in Item 4 of the Current Report on Form 8-K dated August 1, 2002 and first filed by the Partnership on or about August 2, 2002, the Partnership adopted a resolution dismissing Arthur Andersen LLP ("Andersen") as the Partnership's auditors and appointed Ernst & Young LLP to replace Andersen.

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

                                POLARIS AIRCRAFT INCOME FUND III,
                                A California Limited Partnership
                                (Registrant)
                                By: Polaris Investment
                                    Management Corporation,
                                    General Partner




     August 19, 2002                By: /S/Stephen E. Yost
--------------------------              ----------------------------------------
                                        Stephen E. Yost, Chief Financial Officer