Form 10-K
period 2002-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 2003-03-31
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 2002.

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

PAIF-III has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, Polaris Investment Management Corporation (PIMC or the General Partner), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation
(PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation, Airplanes Group, together with its subsidiaries (APG), which leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the General Partner, its affiliates, APG, and other third parties to whom GECAS provides aircraft management services from time to time.

As of December 31, 2001, the Partnership had 3 McDonnell Douglas DC-9-30 aircraft (DC-9-30) on operating lease to TWA Airlines LLC (TWA LLC) a wholly owned subsidiary of American Airlines, Inc. (American) (the Current Leases). On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the Bankruptcy Code). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the Purchase Agreement) with American Airlines, Inc. (American) that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented the General Partner with a draft letter of intent reflecting a proposal to take assignment of seven of the ten then existing leases (collectively the Previous Leases) on modified terms and conditions as part of the TWA leased assets that American wished to acquire (collectively the Assumed Leases). The General Partner evaluated American's proposal and determined that accepting such a proposal was in the best interests of the Partnership. The lease term, rental and maintenance terms of the Assumed Leases were changed materially under American's proposal from the terms of the Previous Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC would not be less than 22 months from and after March 12, 2001. The maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

See additional discussion of TWA LLC and of Trans World Airlines, Inc. (TWA) in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".


Item 2.       Properties

At December 31, 2002, the Partnership owned three DC-9-30 aircraft on operating lease to TWA LLC, and one DC-9-30 aircraft held for sale, on the ground in New Mexico out of its original portfolio of 38 aircraft. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001. The Partnership sold two DC-9-30 aircraft to Amtec Corporation, one in December 2001 and the second in February 2002. The Partnership sold one DC-9-30 aircraft to American in May 2002.

The following table describes the Partnership's aircraft portfolio at December 31, 2002:

                                                    Year of           Cycles
Aircraft Type                   Serial Number     Manufacture     As of 12/31/02
-------------                   -------------     -----------     --------------
McDonnell Douglas DC-9-30          47028            1967              90,508
McDonnell Douglas DC-9-30          47095            1967              85,183
McDonnell Douglas DC-9-30          47173            1968              89,031
McDonnell Douglas DC-9-30          47491            1970              82,599

The McDonnell Douglas DC-9-30 (DC-9-30) is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions. Hushkits have been installed on the remaining Partnership aircraft. Certain ADs applicable to the DC-9-30 have been issued to prevent fatigue cracks and control corrosion.


Item 3.       Legal Proceedings

Midway Airlines, Inc. (Midway) Bankruptcy - As previously reported in the Partnership's 2001 Form 10-K, in March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-10 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an additional proof. To date no payment or settlement of the Partnership's bankruptcy claims has been offered.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against PIMC, Polaris Securities Corporation, PHC, PALC, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, GE Capital, Prudential Securities, Inc., Prudential Insurance Company of America and James
J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs sought, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration. Subsequently, several of the plaintiffs filed a motion with the Court to dismiss their claims, which the court granted.

On June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001. On October 17, 2001, the remaining plaintiffs entered into a settlement agreement with PIMC, Polaris Securities Corporation, PHC, PALC, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, and GE Capital. The Partnership did not contribute to the settlement payments and has no further liability in respect of such matter. On December 11, 2002 the court entered an order non-suiting this action as to the remaining plaintiffs and accordingly the case has been finally disposed.

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


Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.       Market for the Registrant's  Common Equity and Related Stockholder
              Matters

a) PAIF-III's Limited Partnership interests (Units) are not publicly traded. Currently there is no market for PAIF-III's Units and it is unlikely that any market will develop.

b)       Number of Security Holders:

                                                        Number of Record Holders
                      Title of Class                    as of December 31, 2002
         -----------------------------------------    --------------------------

         Depository Units Representing Assignments
         Of Limited Partnership Interests:                       14,933

         General Partnership Interest:                              1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. As of January 2002 the Partnership switched to making distributions on an annual basis. Cash distributions to Unit Holders during 2002 and 2001 totaled $1,249,900 and $11,469,083 respectively. Cash distributions per Limited Partnership unit were $2.50 and $22.94 in 2002 and 2001, respectively. On January 15, 2003, the Partnership distributed $2,499,120 to the Limited Partners, or $5.00 per Limited Partnership Unit.

Item 6.       Selected Financial Data

                                             For the years ended December 31,
                                             --------------------------------

                                2002         2001          2000         1999          1998
                                ----         ----          ----         ----          ----

Revenues                    $ 2,887,590  $ 6,891,556   $ 9,742,030  $ 9,590,876   $10,055,914

Net Income (Loss)           $   713,149  $ 2,514,059   $(6,246,537) $ 5,605,780   $ 5,287,954

Net Income (Loss)
  allocated to Limited
  Partners                  $   477,982  $ 1,342,125   $(6,713,976) $ 4,912,337   $ 3,948,438

Net Income (Loss) per
  Limited Partnership Unit  $      0.96  $      2.68   $    (13.43) $      9.83   $      7.90

Cash Distributions per
  Limited Partnership
  Unit                      $      2.50  $     22.94   $     10.60  $     12.75   $     38.30

Limited Partnership Units       499,824      499,960       499,960      499,960       499,960

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*         $      0.00  $     19.78** $     10.60  $     12.75   $     38.30

Total Assets                $ 6,165,241  $ 7,927,561   $21,355,564  $36,199,898   $40,019,792

Partners' Capital           $ 5,635,949  $ 6,311,578   $16,540,944  $28,675,899   $30,152,885


* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

** During 2001 total cumulative distributions, per unit, reached $500, the initial capital contribution per unit, such that all further distributions would be considered a return on capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In response to the Securities and Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial reporting depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to lease revenue recognition, depreciation policies, and valuation of aircraft. We state these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis.

Business Overview

At  December  31,  2002,  Polaris  Aircraft  Income  Fund III  (PAIF-III  or the
Partnership) owned a portfolio of 4 used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30) out of its original portfolio of 38 aircraft. Three of these aircraft were leased to TWA Airlines, LLC (TWA LLC) (collectively the Current Leases). The one remaining DC-9-30 aircraft was being stored in New Mexico. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001 that resulted in neither a gain nor loss to the Partnership. The Partnership sold two DC-9-30 aircraft to Amtec Corporation, one in December 2001 that resulted in a gain of $115,000 to the Partnership and the second in February 2002 that resulted in a gain of $65,000. In May 2002 the Partnership sold one DC-9-30 aircraft to American that resulted in a gain of $115,000.


Industry Update

Demand for Aircraft - At year end 2002, there were approximately 17,500 western built passenger and freighter jet aircraft in the world fleet. As a result of a slowdown in travel that began in the spring of 2001 as well as the large shift in travel levels in the wake of the September 11th tragedy, 2,100 of those aircraft are currently stored or out of active service. Air travel as measured by global revenue passenger miles for 2002 is expected to be 1-2% less than the poor results from the year 2001 when the final numbers are compiled. 2003 traffic levels are expected to show growth from this low base, but many uncertainties remain. The threat of war with Iraq and continued threat of global terrorism continue to impact traffic levels as does the sluggish economy. While production rates are coming down and retirements are increasing, the number of surplus aircraft is still at record levels.

The unprecedented and worldwide decrease in demand has had profound implications to airlines as well as aircraft owners and manufacturers. Airlines are still experiencing huge losses, and are struggling to match capacity and pricing to demand. Manufacturers have attempted to deliver the aircraft that were in the backlog and the modest orders in 2002 and achieve some stability in their production lines. Trading values and lease rates have declined further, particularly on older aircraft as the demand shock took a cyclical downturn into a deep trough. The bankruptcy of two of the largest carriers in the world, subsequent aircraft availability and renegotiation of terms has just added to an already bad situation. As manufacturers reduce production, airlines accelerate retirements of older aircraft, and a recovering air travel market begins to reduce the aircraft surplus, this cyclical downturn is expected to reverse itself and the market is expected to return to a stable condition. This will take more time as manufacturers cannot drop production overnight and owners will be reluctant to scrap aircraft that they own despite the lack of a current market for them.

Low cost carriers are the only ones able to prosper in this environment of commoditized airfare pricing. The bulk of the orders that were actually placed during 2002 came from those carriers like Easyjet. Asia is another bright spot where the traffic levels have been least impacted by the terrorism in the US and the economic downturn.

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

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002. Legislation had been drafted and was under review by the EU for sometime to adopt anti-hushkitting regulations within member states. The legislation sought to ban hushkitted aircraft from being added to member states registers and precluded all operation of hushkitted aircraft within the EU after certain specific dates. Due to criticism by the US Government, the enactment of this legislation has been deferred twice and it is now uncertain if it will ever be enacted at this point. However, the effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.


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


Partnership Operations

The Partnership reported net income of $713,149 or $0.96 per Limited Partnership unit for the year ended December 31, 2002, compared to a net income of $2,514,059 or $2.68 per Limited Partnership unit for the year ended December 31, 2001 and a net loss of $6,246,537, or $13.43 per Limited Partnership unit for the year ended December 31, 2000. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

The decrease in net income in 2002 as compared to 2001 was primarily due to decreases in rental and interest income and an increase in management fees to the general partner, partially offset by increases in gain on sale of aircraft, other income and decreases in depreciation, operating expenses, legal fees, and administration and other expenses. The increase in net income in 2001 as compared to 2000 was primarily due to decreases in depreciation expense as a result of impairment charges recorded in 2000, management fees, bad debt expense and interest expense, as well as a gain on the sale of an aircraft during 2001 and higher other income. These increases to net income during 2001 as compared to 2000 were partially offset by decreases in rental and interest income and increases in operating and legal expense.

Rental income decreased in 2002 as compared to 2001, and in 2001 as compared to 2000 primarily due to the lower lease rates and fewer aircraft on lease as a result of the TWA bankruptcy. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue. As discussed in
Note 5 to the financial statements, the deferred revenue balance existing at the time of the lease revisions in March 2001 is being recognized over the new lease terms for the Accepted Aircraft, while it was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased in 2002 as compared to 2001, and in 2001 as compared to 2000, primarily due to lower interest rates and lower average cash balances.

Gain on sale of aircraft during 2002 was due to the sale of two aircraft for $550,000. A gain of $180,000 over book value was recognized on the sale of these aircraft. Gain on sale of aircraft during 2001 was due to the sale of four aircraft for $835,000. A gain of $115,000 over book value was recognized on the sale of one of these aircraft, the other three aircraft were sold at an amount equal to their book value. There were no such sales in 2000.

Other Income during 2002 was due to $47,861 received from a settlement related to the TWA bankruptcy as discussed further in Note 5 to the financial statements, and also due to $57,855 due to the Partnership at the return of one aircraft due to the engine conditions being below target levels as discussed further in Note 3 to the financial statements. Other Income during 2001 was due to $35,381 received due to one aircraft being returned to the Partnership with engine conditions being below target levels as discussed in Note 3 to the financial statements, and also due to $21,003 received from TWA for late payments of rents related to the TWA bankruptcy as discussed further in Note 5 to the financial statements. Other Income in 2000 was due to $1,388 due from TWA for late payments of rents.

Depreciation expense decreased in 2002 as compared to 2001 primarily as a result of fewer aircraft remaining on lease and being depreciated. Depreciation expense decreased in 2001 as compared to 2000 primarily as a result of $11 million of impairment charge recognized in 2000 while only $850,000 was recognized in 2001 as discussed below. Also there were fewer aircraft being depreciated in 2001 as a result of six aircraft no longer being on lease during the year.

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated fair values at that time. The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes an impairment loss for the amount by which the carrying amount exceeds its fair value. The impairment loss is recognized as depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used or held for sale by the Partnership aggregating approximately $850,000, or $1.70 per Limited Partnership unit in 2001, and $11 million, or $22.26 per Limited Partnership unit in 2000 as increased depreciation expense as a result of the TWA bankruptcy and the modified lease terms with TWA LLC. As discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", the Partnership decided to accept American's proposal to take assignment of seven of the ten existing leases on modified terms and conditions (collectively the Previous Leases). This acceptance constituted an event that required the Partnership to review the aircraft carrying values pursuant to Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). As a result of a review of the Aircraft, future cash flows expected to be derived from the Aircraft over the projected lease terms were less than the carrying value of the Aircraft, so the Partnership recorded impairment losses as of December 31, 2000, and September 30, 2001. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

Management fees to the General Partner increased in 2002 as compared to 2001, and decreased in 2001 as compared to 2000, primarily as a result of the amortization of deferred management fees being accelerated during 2001 for the three Rejected Leases and for leases expiring during 2001 due to the TWA bankruptcy.

Interest expense decreased in 2002 as compared to 2001, and in 2001 as compared to 2000 primarily due to the debt incurred to install hushkits on the Partnership's aircraft being fully repaid in 2001. In November 1996, hushkits were installed on the ten Partnership aircraft. The leases for these ten aircraft were then extended for a period of eight years until November 2004. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed.

Bad debt expense decreased in 2002 and 2001 as compared to 2000, primarily due to the TWA Bankruptcy Filing. As discussed in Note 5, TWA subsequently cured outstanding defaults on seven of the ten Previous Leases. Three leases which were not cured by TWA had a rent payment due on December 27, 2000. In 2000, the Partnership recorded an allowance for credit losses and bad debt expense equal to the rent payment due December 27, 2000.

Operating expense decreased in 2002 as compared to 2001 primarily due to reduced costs incurred associated with the storage of aircraft from the time of their return to the time of their sale. During 2002, one aircraft was prepared for storage and stored for 1 month, and two aircraft prepared for storage during 2001 were stored for an average of three months during 2002. During 2001, six aircraft were prepared for storage and stored for an average of 5 months each at a facility that was more expensive than the facility aircraft are now flown to at lease expiration. Operating expense increased in 2001 as compared to 2000 primarily due to these same storage costs as there were no aircraft returned or stored during 2000.

Legal expenses were significantly higher in 2001, as compared to 2002 and 2000, primarily due to the costs incurred in connection with the TWA bankruptcy.

Administration and other expenses decreased in 2002 as compared to 2001 and increased in 2001 as compared to 2000, primarily due to increased printing and postage costs incurred during 2001 due to the TWA bankruptcy. Printing and postage costs were further reduced in 2002 primarily due to the transition from quarterly to annual distributions.


Liquidity and Cash Distributions

Liquidity - The Partnership received all rent payments due in 2002 from the lessee according to the modified terms of the Current Leases. As discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", the General Partner has filed administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Previous Leases were rejected by TWA.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available funds for contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available.

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

Cash Distributions - Cash distributions to holders of depository units representing assignments of Limited Partnership interests (Limited Partners) were $1,249,900, $11,469,083 and $5,299,576, in 2002, 2001 and 2000,
respectively. Cash distributions per Limited Partnership unit were $2.50, $22.94, and $10.60 in 2002, 2001 and 2000, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as discussed above, the receipt of rental payments from TWA LLC; and payments generated from the aircraft disassembly and sales proceeds.

The Partnership does not have any material off balance sheet commitments or obligations.


TWA Bankruptcy Filing and Transaction with American Airlines

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the Bankruptcy Court) for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner with a written proposal to assume, on modified terms and conditions, the Previous Leases applicable to seven of the ten Aircraft. The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC assumed the Previous Leases applicable to seven of the ten Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the Assumed Leases). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC is not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the Rejected Leases) as of April 20, 2001. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $535,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative rent claims in the amount of $465,277 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three Aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims have been approved by the estate with the plan of reorganization on June 25, 2002 (the Plan) and will be paid to the Partnership through periodic distributions over the next one to two years. These funds will be recognized on a cash basis as they are received. The General

Partner also filed administrative claims in the amount of $64,254 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding which were settled for $47,861 with the estate under the Plan. The settlement was received by the Partnership on September 26, 2002. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction

In accordance with accounting principles generally accepted in the United States
(GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as income in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 2 months to 33 months beginning as of March 31, 2001. As of December 31, 2002, the Partnership had deferred revenue balance of $350,601, and deferred management fee balance of $16,009 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining useful life varying between 8 and 12 months.


Sale of Aircraft

Sales of McDonnell Douglas DC-9-30 Aircraft - On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft to Aeroturbine, Inc. for $535,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken in anticipation of the sales. On December 19, 2001 PIMC on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $300,000 cash. The Partnership recognized a gain of $115,000 over its book value. On February 13, 2002, the General Partner sold one DC-9-30 to Amtec Corp for $250,000 resulting in a gain of $65,000. On May 29, 2002 the General Partner sold one DC-9-30 to American for $300,000 resulting in a gain of $115,000.


Aircraft Impairment Assessment

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized by the amount by which the carrying amount exceeds its fair value.

The Partnership uses available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), and to determine residual values. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

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

The Partnership made previous downward adjustments to the estimated net book values and residual value of its aircraft as of December 31, 2000 as a result of the TWA bankruptcy and the modified lease terms proposed by American as previously discussed. After a review of the carrying value of the Aircraft pursuant to applicable accounting literature including SFAS 121 (which was superceded by SFAS 144), the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $11 million, or $22.26 per Limited Partnership unit.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about market risk disclosures involves forward-looking statements. Market risks may include exposure to changes in equity prices, interest rates and foreign currency exchange rates. Actual results could differ materially from those projected in the forward-looking statements. The Partnership does not use derivative financial instruments for speculative, trading or any other purpose.

Equity Price Risk - The potential for changes in the market value of marketable securities is referred to as "market risk". The Partnership does not own any marketable securities.

Interest Rate Risk - Exposure to market risk resulting from changes in interest rates relates primarily to the Partnership's lease portfolio. Income and cash flows would not be impacted by changes in the general level of U.S. interest rates since the Partnership's leases are fixed rate. The General Partner would not expect an immediate 10% increase or decrease in current interest rates to have a material effect on the fair market value of the Partnership's lease portfolio.

Foreign Currency Risk - The Partnership does not have any foreign currency denominated assets or liabilities or purchase commitments and has not entered into any foreign currency contracts. Accordingly, the Partnership is not exposed to fluctuations in foreign currency exchange rates.

Item 8.       Financial Statements and Supplementary Data







                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001


            AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                TOGETHER WITH THE


                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Polaris Aircraft Income Fund III

We have audited the accompanying balance sheet of Polaris Aircraft Income Fund III (a California limited partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




                                                           /s/ Ernst & Young LLP


San Francisco, California,
February 5, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Polaris Aircraft Income Fund III's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.





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


ARTHUR ANDERSEN LLP



San Francisco, California,
February 1, 2002 (except with respect to the matter discussed in Note 11, as to which the date is February 13, 2002)

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                        2002            2001
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  4,118,926   $  3,784,951

RENT RECEIVABLE                                          120,000        160,000

OTHER RECEIVABLES                                         59,691          1,516

AIRCRAFT HELD FOR SALE                                   185,000        370,000

AIRCRAFT ON OPERATING LEASE, net of accumulated
depreciation of $22,922,026 in 2002 and
$29,344,167 in 2001                                    1,681,624      3,611,094
                                                    ------------   ------------

       Total Assets                                 $  6,165,241   $  7,927,561
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     31,637   $    467,332

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            147,054        162,636

DEFERRED INCOME                                          350,601        986,015
                                                    ------------   ------------

       Total Liabilities                                 529,292      1,615,983
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (3,784,552)    (3,880,841)
  Limited Partners, 499,824 units (499,960
     in 2001) issued and outstanding                   9,420,501     10,192,419
                                                    ------------   ------------

       Total Partners' Capital                         5,635,949      6,311,578
                                                    ------------   ------------

       Total Liabilities and Partners' Capital      $  6,165,241   $  7,927,561
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                           2002           2001          2000
                                           ----           ----          ----

REVENUES:
    Rent from operating leases         $  2,544,748  $  6,364,964  $  8,989,368
    Interest                                 57,126       355,208       751,274
    Gain on sale of aircraft                180,000       115,000          --
    Other                                   105,716        56,384         1,388
                                       ------------  ------------  ------------

         Total Revenues                   2,887,590     6,891,556     9,742,030
                                       ------------  ------------  ------------

EXPENSES:
    Depreciation                          1,744,470     3,518,540    14,799,502
    Management fees to General Partner       67,057        22,654       347,147
    Interest                                   --           4,960       222,525
    Bad debt                                   --            --         255,000
    Operating                                53,596       287,674        14,887
    Legal                                    31,624       168,646         9,899
    Administration and other                277,694       375,023       339,607
                                       ------------  ------------  ------------

         Total Expenses                   2,174,441     4,377,497    15,988,567
                                       ------------  ------------  ------------

NET INCOME (LOSS)                      $    713,149  $  2,514,059  $ (6,246,537)
                                       ============  ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                $    235,167  $  1,171,934  $    467,439
                                       ============  ============  ============

NET INCOME (LOSS) ALLOCATED TO
    THE LIMITED PARTNERS               $    477,982  $  1,342,125  $ (6,713,976)
                                       ============  ============  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                   $       0.96  $       2.68  $     (13.43)
                                       ============  ============  ============

UNITS USED TO CALCULATE
    NET INCOME (LOSS) PER
      LIMITED PARTNERSHIP UNIT              499,824       499,960       499,960

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1999           $ (3,657,030)  $ 32,332,929   $ 28,675,899

    Net income (loss)                     467,439     (6,713,976)    (6,246,537)

    Cash distributions to partners       (588,842)    (5,299,576)    (5,888,418)
                                     ------------   ------------   ------------

Balance, December 31, 2000             (3,778,433)    20,319,377     16,540,944

    Net income                          1,171,934      1,342,125      2,514,059

    Cash distributions to partners     (1,274,342)   (11,469,083)   (12,743,425)
                                     ------------   ------------   ------------

Balance, December 31, 2001             (3,880,841)    10,192,419      6,311,578

    Net income                            235,167        477,982        713,149

    Cash distributions to partners       (138,878)    (1,249,900)    (1,388,778)
                                     ------------   ------------   ------------

Balance, December 31, 2002           $ (3,784,552)  $  9,420,501   $  5,635,949
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                          2002           2001          2000
                                                          ----           ----          ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $    713,149   $  2,514,059   $ (6,246,537)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                        1,744,470      3,518,540     14,799,502
    Gain on sale of aircraft                              (180,000)      (115,000)          --
    Bad debt expense                                          --             --          255,000
    Changes in operating assets and liabilities:
        Decrease (increase) in rent and other
        receivables                                        (18,175)       436,216         10,525
        Decrease (increase) in other assets                   --           14,291        (14,291)
        Increase (decrease) in payable to affiliates      (435,695)       246,993         50,065
        Increase (decrease) in accounts payable
           and accrued liabilities                         (15,582)        31,700          2,988
        Increase (decrease) in deferred income            (635,414)    (3,272,459)     1,210,631
                                                      ------------   ------------   ------------

           Net cash provided by operating activities     1,172,753      3,374,340     10,067,883
                                                      ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                           550,000        835,000           --
                                                      ------------   ------------   ------------

           Net cash provided by investing activities       550,000        835,000           --
                                                      ------------   ------------   ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                         --         (204,871)    (3,973,063)
  Cash distributions to partners                        (1,388,778)   (12,743,425)    (5,888,418)
                                                      ------------   ------------   ------------

           Net cash used in financing activities        (1,388,778)   (12,948,296)    (9,861,481)
                                                      ------------   ------------   ------------

CHANGES IN CASH AND CASH
EQUIVALENTS                                                333,975     (8,738,956)       206,402

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      3,784,951     12,523,907     12,317,505
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $  4,118,926   $  3,784,951   $ 12,523,907
                                                      ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



1.       Organization and the Partnership

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987 and are referred to collectively as the Limited Partners. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During 2002, 136 units were abandoned. At December 31, 2002, there were 499,824 units outstanding, net of redemptions.

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


2.       Accounting Principles and Policies

Accounting Method - The Partnership maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, and the estimated amount and timing of cash-flows associated with each aircraft which are used to determine impairment, if any.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents is stated at cost, which approximates fair value.

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture or the end of the remaining lease term if beyond the 30 year life. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft will be increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement. Aircraft held for sale are carried at the lower of cost or fair value less cost to sell.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement or the remaining lease term, if shorter. These costs are also subject to periodic impairment evaluation as discussed above.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases. Due to the fact that the Partnership received greater payments in the beginning of the lease than at the end of the lease under the terms of the leases in effect at the time of the TWA bankruptcy filing (the Previous Leases) (See Note 5), this has resulted in deferred income on the balance sheet.

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

Net Income Per Limited Partnership Unit - Net income per depository unit representing assignment of Limited Partnership interest (Limited Partnership unit) is based on the Limited Partners' share of net income or loss and the number of units outstanding of 499,824 for the year ended December 31, 2002, and 499,960 for the years ended December 31, 2001, and 2000.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.


3.       Aircraft

At December 31, 2002, Polaris Aircraft Income Fund III (the Partnership) owned four aircraft from its original portfolio of 38 used commercial jet aircraft which were acquired and leased or sold as discussed below. Of these, three are leased to TWA LLC and one is held for sale. All aircraft were acquired from an affiliate and purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in 1992, seven aircraft in 1993, three aircraft in 1994, eight aircraft in 1997, four aircraft in 2001 and two aircraft in 2002. In addition, nine aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998.

The following table describes the Partnership's aircraft portfolio at December 31, 2002:

                                                           Year of
Aircraft Type                     Serial Number          Manufacture
-------------                     -------------          -----------
McDonnell Douglas DC-9-30            47028                  1967
McDonnell Douglas DC-9-30            47095                  1967
McDonnell Douglas DC-9-30            47173                  1968
McDonnell Douglas DC-9-30            47491                  1970

Initially thirteen aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc.
(TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's 1995 bankruptcy filing. In June 1997, three of the thirteen aircraft were sold, subject to the existing leases, to Triton Aviation Services III LLC. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004. As a result of the bankruptcy of TWA in 2001, modified terms and conditions were accepted that were substantially less favorable to the Partnership than the terms and conditions specified in the Previous Leases (see Note 5). In particular, rather than returning the Aircraft at the previously scheduled expiry date under the Previous Leases, TWA LLC, who, in 2001, assumed seven of the ten then existing TWA leases of the Partnership's aircraft under modified terms, would return each Aircraft at the time when such Aircraft requires a heavy maintenance check of the airframe, provided that the aggregate average number of months for which all seven Aircraft are on lease to TWA LLC is not less than 22 months from and after March 12, 2001. In addition, TWA LLC reduced the rental rate for each of the Aircraft to $40,000 per month. Further, at lease expiry, TWA LLC is required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Previous Leases. Finally, TWA LLC is required to return the installed engines on each Aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an Aircraft is below the 25% target level, a financial adjustment is payable by TWA LLC to the Partnership (but no payment will be owed by the Partnership to TWA LLC if cycle life remaining at return exceeds the target level). For the one aircraft returned to the Partnership during 2002, $57,855, included in Other Receivable on the Balance Sheet, was due from the lessee for the engines being below such target level. Payment was received for this on January 14, 2003.

The following is a schedule by year of future minimum rental revenue:

                Year                         Amount
                ----                         ------

                2003                         1,182,667
                                            ----------
                                            $1,182,667

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


4.       Sale of Aircraft

On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft to Aeroturbine, Inc. for $535,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken on these aircraft in anticipation of the sales. On December 19, 2001 PIMC on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $300,000 cash. The Partnership recognized a gain of $115,000 over its book value. On February 13, 2002 PIMC on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $250,000. The Partnership recognized a gain of $65,000 over its book value. On May 29, 2002 PIMC on behalf of the Partnership, sold one DC-9-30 aircraft to American for $300,000. The Partnership recognized a gain of $115,000 over its book value.


5.       TWA Bankruptcy Filing and Transaction with American Airlines

Trans World Airlines, Inc. (TWA) filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the Bankruptcy Court) for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American Airlines, Inc. (American) that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership (General Partner) with a written proposal to assume, on modified terms and conditions, the Previous Leases applicable to seven of the ten Aircraft. The General Partner decided to accept American's proposal.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC assumed the Previous Leases applicable to seven of the ten Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the Assumed Leases). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven Aircraft are on lease to TTW LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the Rejected Leases) as of April 20, 2001. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $535,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative rent claims in the amount of $465,277 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three Aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims have been approved by the estate with the plan of reorganization on June 25, 2002 (the Plan) and will be paid to the Partnership through periodic distributions over the next one to two years. These funds will be recognized on a cash basis as they are received. The General
Partner also filed administrative claims in the amount of $64,254 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding which were settled for $47,861 with the estate under the Plan. The settlement was received by the Partnership on September 26, 2002. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General

Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction
In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership is recognizing the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as rental revenue and a reduction of management fee respectively in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft are being recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of December 31, 2002, the Partnership had deferred revenue balance of $350,601, and deferred management fee balance of $16,009 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining useful life varying between 8 and 12 months.


6.       Notes Payable

In 1996, GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for the ten Partnership aircraft formerly on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The ten aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Installation of the ten hushkits on the Partnership's aircraft was completed in November 1996.

The  aggregate  cost  of  the  hushkit   reconditioning   was  $15,930,822,   or
approximately $1.6 million per aircraft, which was capitalized by the Partnership. The Partnership paid $3.0 million of the aggregate hushkit cost and the balance of $12,930,822 was financed by the engine/hushkit manufacturer over 50 months (through December 2000) at an interest rate of approximately 10% per annum. Cash paid for interest on all the loans was $0, $4,960 and $226,937 in 2002, 2001 and 2000, respectively. The notes were completely paid off in 2001.


7.       Related Parties

Under  the  Limited  Partnership  Agreement  (the  Partnership  Agreement),  the
Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 2002, 2001 and 2000, the Partnership paid management fees to PIMC of $265,205, $-0-, and $300,000, respectively. Management fees payable to PIMC were $23,476 and $221,624 at December 31, 2002 and 2001, respectively.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 2002, 2001 and 2000, the Partnership reimbursed PIMC for expenses of $616,191, $668,867, and $397,831, respectively. Reimbursements totaling $8,161 and $245,708 were payable to PIMC at December 31, 2002 and 2001, respectively.

     c. income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement. After the Partnership has sold or disposed of aircraft representing 50% of the original aircraft cost, gains from additional sales or disposals must be allocated to the General Partner's capital account until the General Partner's capital account is no longer in a deficit position.

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

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners. Cash distributions paid in 2002 were $138,878 and $1,249,900 to the General Partner and the Limited Partners, respectively. In January 2003, distributions of $277,6680 and $2,499,120 were paid to the General Partner and the Limited Partners, respectively.

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

Had all the assets of the Partnership been liquidated at December 31, 2002 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $0 and $5,748,819, respectively.

9.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2002 and 2001 are as follows:

                         Reported Amounts        Tax Basis       Net Difference
                         ----------------        ---------       --------------

2002:    Assets            $6,165,241           $5,927,510         $  237,731
         Liabilities          529,292              178,691            350,601

2001:    Assets            $7,927,561           $6,781,047         $1,146,514
         Liabilities        1,615,983              582,820          1,033,163


10.      Reconciliation of Book Net Income to Taxable Net Income

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                              For the years ended December 31,

                                                2002        2001        2000
                                                ----        ----        ----

Book net income (loss) per Limited
  Partnership unit                            $  0.96     $  2.68      $(13.43)
Adjustments for tax purposes represent
   differences between book and tax
   revenue and expenses:
     Rental revenue                             (1.26)      (4.97)        2.90
     Gain (Loss) on sale of aircraft             0.02       (1.59)        -
     Management fee expense                     (0.09)       -            0.09
     Depreciation                                1.95        4.32        25.40
                                              -------     -------      -------

Taxable net income per Limited Partnership
  unit                                        $  1.58     $  0.44      $ 14.96
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


11.      Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

         2002                   March 31      June 30     Sept. 30       Dec. 31
                             -----------  -----------  -----------   -----------

Total Revenues               $   718,128  $   769,471  $   703,192   $   696,799
Net Income                   $   179,838  $   209,360  $   176,773   $   147,178
Net Income - General
  Partner                    $   115,984  $   115,943  $     1,768   $     1,472
Net Income - Limited
  Partners                   $    63,854  $    93,417  $   175,005   $   145,706
Net Income Per Limited
Partnership Unit             $      0.13  $      0.19  $      0.35   $      0.29


         2001                   March 31      June 30     Sept. 30       Dec. 31
                             -----------  -----------  -----------   -----------

Total Revenues               $ 3,065,985  $ 1,803,813  $ 1,112,280   $   909,478
Net Income (Loss)            $ 2,235,894  $   795,591  $  (608,336)  $    90,910
Net Income - General
  Partner                    $   172,332  $   132,933  $   815,769   $    50,900
Net Income (Loss) -
  Limited Partners           $ 2,063,562  $   662,658  $(1,424,105)  $    40,010
Net Income (Loss) Per
Limited Partnership Unit     $      4.13  $      1.33  $     (2.85)  $      0.07



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 1, 2002, the Board of Directors of the general partner of the Partnership, on behalf of the Partnership, adopted a resolution dismissing Arthur Andersen LLP (Andersen) as the Partnership's auditors and appointed Ernst & Young LLP (E&Y) to replace Andersen.

Andersen's reports on the Partnership's financial statements as of and for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date hereof, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Partnership's financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001 and 2000 and through the date hereof, the Partnership did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Partnership has provided Andersen with a copy of the foregoing statements. Because the Partnership has been informed by Andersen that as of July 1, 2002 it would not be providing the letter stating that it was in agreement with the statements contained herein, no such letter is attached to this filing as an Exhibit. The inability to obtain such letter from Andersen and not attaching a letter to this filing is permitted by Item 304T(b)(2) of Regulation S-K.

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

The officers and directors of PIMC are:

                Name                      PIMC  Title
         ---------------------      ------------------------------------

         William Carpenter          President; Director
         Stephen E. Yost            Chief Financial Officer
         Melissa Hodes              Vice President; Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Carpenter, 39, assumed the position of President and Director of PIMC effective October 1, 2001. Mr. Carpenter holds the position of Executive Vice President and Chief Risk Manager of GECAS, having previously held the position of Vice President - Chief Risk Manager of GECAS (Acting). Prior to joining GECAS eight years ago, Mr. Carpenter was an aerospace engineer specializing in aircraft handling qualities. Prior to that, Mr. Carpenter was a commissioned officer and pilot in the United States Armed Forces.

Mr. Yost 41, assumed the position of Chief Financial Officer of PIMC effective April 17, 2002. Mr. Yost presently holds the position of Senior Vice President and Manager Transaction Advisory for GECAS. Mr Yost has been with the General Electric Company (GE) and its subsidiaries since 1994. Prior to joining GECAS, Mr. Yost held the position of European Controller for GE Capital Fleet Services and prior to that Controller of GE Capital Commercial Finance. Mr. Yost is a Certified Public Accountant and prior to joining GE was an audit manager with Coopers & Lybrand.

Ms. Hodes, 37, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 45, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Sales and Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development for General Electric Capital Corporation and in Syndications and Leasing for the Transportation & Industrial Funding division of General Electric Capital Corporation. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 54, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice, of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 61, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


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

Sara J. Bishop, et al. v. Kidder, Peabody & Co., et al., Superior Court of California, County of Sacramento; Wilson et al. v. Polaris Holding Company et al., Superior Court of California, County of Sacramento, and ten other California Actions(1) - In the California actions filed in 1996, approximately 4000 plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I through VI and other limited partnerships sold by Kidder, Peabody named Kidder, Peabody, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, and General Electric Credit Corporation and Does 1-100 as defendants. The Partnership was not named as a defendant in these actions. The complaints all allege violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaints seek to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The California actions have been settled. An additional settlement was entered into with certain plaintiffs who had refused to participate in the first settlement. Plaintiffs' counsel advised the Court that they would withdraw from representing the remaining plaintiffs -- approximately 330 -- who refused to participate in either of the settlements. In July, 2000, plaintiffs' counsel submitted to the Court motions to withdraw as counsel of record for all of the actions. The Court indicated that it would grant such motions and thereafter would consider dismissing each of the actions if no plaintiff came forward to prosecute. On August 2, 2001, the Court conducted a series of status conferences in connection with each of the twelve California actions and at the conferences dismissed most of the remaining plaintiffs in those actions. On November 9, 2001, defendants moved for summary judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997. On March 1, 2002 the judge granted the defendants' summary judgment motions and on August 15, 2002, the judge entered a judgment of dismissal in each of the California actions.

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


Item 11.      Executive Compensation

The Partnership has no directors or officers. The Partnership is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $262,205 were paid to PIMC in 2002, in addition to a 10% interest in all cash distributions as described in Note 7 to the financial statements (Item 8).


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


Item 13.      Certain Relationships and Related Transactions

None.


Item 14.      Controls and Procedures

PIMC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

                  Report of Independent Auditors                           16
                  Balance Sheets                                           18
                  Statements of Operations                                 19
                  Statements of Changes in Partners' Capital (Deficit)     20
                  Statements of Cash Flows                                 21
                  Notes to Financial Statements                            22


2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2002.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         99.1 Certification of President.

         99.2 Certification of Chief Financial Officer.


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


                                        POLARIS AIRCRAFT INCOME FUND III,
                                        A California Limited Partnership
                                        (REGISTRANT)
                                        By:  Polaris Investment
                                             Management Corporation
                                             General Partner




       March 31, 2003                        By: /S/ William Carpenter
---------------------------                      ---------------------
         Date                                    William Carpenter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date

/S/William Carpenter     President and Director of Polaris        March 31, 2003
--------------------     Investment Management Corporation,       --------------
(William Carpenter)      General Partner of the Registrant

/S/Stephen E. Yost       Chief Financial Officer of Polaris       March 31, 2003
------------------       Investment Management Corporation,       --------------
(Stephen E. Yost)        General Partner of the Registrant

/S/Melissa Hodes         Vice President and Director of Polaris   March 31, 2003
----------------         Investment Management Corporation,       --------------
(Melissa Hodes)          General Partner of the Registrant

/S/Norman C. T. Liu      Vice President and Director of Polaris   March 31, 2003
-------------------      Investment Management Corporation,       --------------
(Norman C. T. Liu)       General Partner of the Registrant

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, William R. Carpenter, certify that:

1. I have reviewed this annual report on Form 10-K of Polaris Aircraft Income Fund III (A California Limited Partnership);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:   Polaris Investment Management Corporation,
      General Partner

/s/ William R. Carpenter
------------------------
William R. Carpenter
President

CERTIFICATION
-------------


I, Stephen E. Yost, certify that:

1. I have reviewed this annual report on Form 10-K of Polaris Aircraft Income Fund III (A California Limited Partnership);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:   Polaris Investment Management Corporation,
      General Partner

/s/ Stephen E. Yost
-------------------
Stephen E. Yost
Chief Financial Officer