Form 10-Q
period 2003-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 2003-08-14
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2003




                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----


         Item 1.      Financial Statements (Unaudited)

              a)  Condensed Balance Sheets - June 30, 2003 and
                  December 31, 2002............................................3

              b)  Condensed Statements of Income - Three and Six Months
                  Ended June 30, 2003 and 2002.................................4

              c)  Condensed Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2002
                  and Six Months Ended June 30, 2003...........................5

              d)  Condensed Statements of Cash Flows - Six Months
                  Ended June 30, 2003 and 2002.................................6

              e)  Notes to Condensed Financial Statements......................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............9

         Item 4.      Controls and Procedures.................................10



Part II. Other Information

         Item 1.      Legal Proceedings.......................................11

         Item 6.      Exhibits and Reports on Form 8-K........................11

         Signature    ........................................................12

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          2003          2002
                                                          ----          ----

ASSETS:

CASH AND CASH EQUIVALENTS                             $ 1,952,034   $ 4,118,926

RENT AND OTHER RECEIVABLES                                121,836       179,691

AIRCRAFT HELD FOR SALE                                    185,000       185,000

AIRCRAFT ON OPERATING LEASE,
    net of accumulated depreciation
    of $23,584,863 in 2003 and $22,922,026 in 2002      1,018,786     1,681,624
                                                      -----------   -----------

         Total Assets                                 $ 3,277,656   $ 6,165,241
                                                      ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $    12,133   $    31,637

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                           138,608       147,054

DEFERRED INCOME                                           134,745       350,601
                                                      -----------   -----------

         Total Liabilities                                285,486       529,292
                                                      -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                    (3,860,510)   (3,784,552)
    Limited Partners, 499,746 units in 2003
      and 499,824 units in 2002
      issued and outstanding                            6,852,680     9,420,501
                                                      -----------   -----------

         Total Partners' Capital                        2,992,170     5,635,949
                                                      -----------   -----------

         Total Liabilities and Partners' Capital      $ 3,277,656   $ 6,165,241
                                                      ===========   ===========

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended         Six Months Ended
                                               June 30,                   June 30,

                                           2003         2002         2003          2002
                                           ----         ----         ----          ----
REVENUES:
   Rent from operating leases          $   467,928  $   640,218  $   935,856   $ 1,280,436
   Interest                                  5,637       14,253       12,069        27,163
   Gain on sale of aircraft                   --        115,000         --         180,000
   Lessee settlements                       76,279         --         76,279          --
                                       -----------  -----------  -----------   -----------

           Total Revenues                  549,844      769,471    1,024,204     1,487,599
                                       -----------  -----------  -----------   -----------

EXPENSES:
   Depreciation                            331,419      438,161      662,838       877,354
   Management fees to general partner       13,062       17,406       26,124        34,044
   Operating                                17,397        3,722       29,132         8,198
   Administration and other                109,676      100,822      173,089       178,805
                                       -----------  -----------  -----------   -----------

           Total Expenses                  471,554      560,111      891,183     1,098,401
                                       -----------  -----------  -----------   -----------

NET INCOME                             $    78,290  $   209,360  $   133,021   $   389,198
                                       ===========  ===========  ===========   ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $       783  $   115,943  $   201,722   $   231,927
                                       ===========  ===========  ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $    77,507  $    93,417  $   (68,701)  $   157,271
                                       ===========  ===========  ===========   ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $      0.15  $      0.19  $     (0.14)  $      0.31
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

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 2002 and
                                          Six Months Ended June 30, 2003
                                          ------------------------------

                                      General        Limited
                                      Partner       Partners          Total
                                      -------       --------          -----


Balance, December 31, 2001         $ (3,880,841)  $ 10,192,419   $  6,311,578

    Net income                          235,167        477,982        713,149

    Cash distribution to partners      (138,878)    (1,249,900)    (1,388,778)
                                   ------------   ------------   ------------

Balance, December 31, 2002           (3,784,552)     9,420,501      5,635,949

    Net income (loss)                   201,722        (68,701)       133,021

    Cash distribution to partners      (277,680)    (2,499,120)    (2,776,800)
                                   ------------   ------------   ------------

Balance, June 30, 2003             $ (3,860,510)  $  6,852,680   $  2,992,170
                                   ============   ============   ============


   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,

                                                         2003           2002
                                                         ----           ----
OPERATING ACTIVITIES:
     Net income                                      $   133,021   $   389,198
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                      662,838       877,354
       Gain on sale of aircraft                             --        (180,000)
       Changes in operating assets and liabilities:
          (Increase) decrease in rent and other
            receivables                                   57,855          (320)
          Decrease in payable to affiliates              (19,504)     (384,345)
          Decrease in accounts payable
            and accrued liabilities                       (8,446)      (37,458)
          Decrease in deferred income                   (215,856)     (320,435)
                                                     -----------   -----------

              Net cash provided by operating
                activities                               609,908       343,994
                                                     -----------   -----------

INVESTING ACTIVITIES:
     Proceeds from sale of aircraft                         --         550,000
                                                     -----------   -----------

              Net cash provided by investing
                activities                                  --         550,000
                                                     -----------   -----------

FINANCING ACTIVITIES:
     Cash distributions to partners                   (2,776,800)   (1,388,778)
                                                     -----------   -----------

              Net cash used in financing
                activities                            (2,776,800)   (1,388,778)
                                                     -----------   -----------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                      (2,166,892)     (494,784)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               4,118,926     3,784,951
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                   $ 1,952,034   $ 3,290,167
                                                     ===========   ===========


   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Organization and the Partnership

Polaris Aircraft Income Fund III, A California Limited Partnership (the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984, 1985 and 1986. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 Units of $500, representing $250,000,000. All Unit holders were admitted to the Partnership on or before September 30, 1987. During January 1998, 40 Units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement (the Agreement). During the three months ended June 30, 2003, 48 Units were abandoned. At June 30, 2003, there were 499,746 Units outstanding, net of redemptions.

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

At June 30, 2003, the Partnership owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft out of its original portfolio of 38 aircraft. Three of these aircraft were on lease to TWA Airlines LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). The one remaining aircraft was stored in New Mexico and was being remarketed for sale.


2.      Accounting Principles and Policies

In the opinion of management, the condensed financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q. The condensed balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and note disclosures required by accounting principles generally accepted in the United States (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2002, 2001, and 2000 included in the Partnership's 2002 Annual Report to the SEC on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      Related Parties

Under the Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                       Payments made during the
                                          Three Months Ended      Payable at
                                             June 30, 2003       June 30, 2003
                                             -------------       -------------

Aircraft Management Fees                        $ 18,000           $ 12,133

Out-of-Pocket Operating
    Expense Reimbursement                         11,789               --

Out-of-Pocket Administrative
    Expense Reimbursement                        197,406               --
                                                --------           --------

                                                $227,195           $ 12,133
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


5.       Sale of Aircraft

On February 13, 2002 PIMC, on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $250,000 in cash. The Partnership recognized a gain on the sale of $65,000 in the three months ended March 31, 2002. On May 29, 2002 PIMC, on behalf of the Partnership, sold one DC-9-30 aircraft to American Airlines for $300,000 in cash. The Partnership recognized a gain on the sale of $115,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At June 30, 2003, Polaris Aircraft Income Fund III, A California Limited Partnership (the Partnership), owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft out of its original portfolio of 38 aircraft. Three of these aircraft were on lease to TWA Airlines LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). All remaining leases will expire by December 31, 2003, after which these aircraft will be remarketed for sale. The remaining aircraft was being stored in New Mexico and was being remarketed for sale.


Partnership Operations

The Partnership recorded net income of $78,290, or $0.15 per limited partnership unit, for the three months ended June 30, 2003, as compared to net income of $209,360, or $0.19 per limited partnership unit, for the three months ended June 30, 2002. The Partnership recorded net income of $133,021, which resulted in a loss of $0.14 per limited partnership unit, for the six months ended June 30, 2003, compared to net income of $389,198, or $0.31 per limited partnership unit, for the six months ended June 30, 2002. The decreases in net income are primarily due to decreases in rental and interest income and a decrease in gain on sale of aircraft, as well as increases in operating expenses, partially offset by an increase in other income and a decrease in depreciation and management fees to the General Partner, as discussed below.

Rent from operating leases decreased to $467,928 and $935,856 in the three and six months ended June 30, 2003 respectively, as compared to $640,218 and $1,280,436 for the respective periods in 2002 primarily due to fewer aircraft on lease. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue of $107,928 and $215,856 in the three and six months ended June 30, 2003 respectively, as compared to $160,218 and $320,435 in the same periods in 2002.

Interest income decreased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to lower average cash reserves and lower interest rates over the same periods.

Gain on sale of aircraft decreased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, due to the sale of two of the Partnership's aircraft during 2002, resulting in a gain of $180,000. There were no aircraft sales in 2003.

Lessee settlements increased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to a payment received during the three months ended June 30, 2003 from TWA's bankrupt estate in respect of certain administrative rent claims in the amount of $76,279 of the total claim of $465,277.

Depreciation expense decreased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to fewer aircraft remaining on lease and subject to depreciation.

Management fees to general partner decreased for the three and six months ended June 30, 2003 as compared to the same periods in 2002, primarily as a result of fewer aircraft being on lease.

Operating expense increased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to maintenance and storage related costs associated with the aircraft as they came off lease and were held for sale. At June 30, 2003, there was one aircraft remaining in storage.

Administration and other expense increased during the three months ended June 30, 2003, as compared to the same period in 2002, primarily due to increased audit fees. Administration and other expense decreased during the six months ended June 30, 2003, as compared to the same period in 2002, primarily due a decrease in legal fees. In the 2002 period, legal fees were incurred to comply with an SEC prompted court order related to transfers of units to entities owned by an investor. There were no such fees in the 2003 period.



Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the six months ended June 30, 2003.

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

Cash Distributions -Cash distributions to limited partners during the six months ended June 30, 2003 and 2002 were $2,499,120, or $5.00 per limited partnership unit, and $1,249,900, or $2.50 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC, and payments generated from aircraft sales proceeds.


Item 4.       Controls and Procedures

As required by Rule 13a-15(b), PIMC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Partnership's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), PIMC management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Partnership's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 2002 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2003, there is one pending legal proceeding involving the Partnership. There have been no material developments with respect to such proceeding during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  2002 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 2003 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                               POLARIS AIRCRAFT INCOME FUND III,
                               A California Limited Partnership
                               (Registrant)
                                    By: Polaris Investment
                                    Management Corporation,
                                    General Partner




     August 12, 2003                By: /S/Stephen E. Yost
-------------------------               -------------------------------------
                                        Stephen E. Yost, Chief Financial Officer