Form 10-Q
period 2003-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 2003-11-14
CIK 806031

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ---------- to ---------

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

                                Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                       This document consists of 15 pages.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

          FORM 10-Q - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.    FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

              a)  Condensed Balance Sheets - September 30, 2003 and
                  December 31, 2002.............................................................       3

              b)  Condensed Statements of Operations - Three and Nine Months
                  Ended September 30, 2003 and 2002.............................................       4

              c)  Condensed Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2002
                  and Nine Months Ended September 30, 2003......................................       5

              d)  Condensed Statements of Cash Flows - Nine Months
                  Ended September 30, 2003 and 2002.............................................       6

              e)  Notes to Condensed Financial Statements.......................................       7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.............................      10

         Item 4.      Controls and Procedures...................................................      13

PART II.   OTHER INFORMATION

         Item 1.      Legal Proceedings.........................................................      14

         Item 6.      Exhibits and Reports on Form 8-K..........................................      14

         Signature    ..........................................................................      15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2003             2002
                                                             ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                                $   2,239,272   $   4,118,926

RENT AND OTHER RECEIVABLES                                      81,836         179,691

AIRCRAFT HELD FOR SALE                                         200,000         185,000

AIRCRAFT ON OPERATING LEASE,
    net of accumulated depreciation
    of $16,146,776 in 2003 and $22,922,026 in 2002             200,000       1,681,624

OTHER ASSETS                                                     4,126               -
                                                         -------------   -------------

         Total Assets                                    $   2,725,234   $   6,165,241
                                                         =============   =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                    $      36,254   $      31,637

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                                 87,573         147,054

DEFERRED INCOME                                                 33,635         350,601
                                                         -------------    ------------

         Total Liabilities                                     157,462         529,292
                                                         -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                         (3,864,754)     (3,784,552)
    Limited Partners, 499,733 units in 2003
      and 499,824 units in 2002
      issued and outstanding                                 6,432,526       9,420,501
                                                         -------------   -------------

         Total Partners' Capital                             2,567,772       5,635,949
                                                         -------------   -------------

         Total Liabilities and Partners' Capital         $   2,725,234   $   6,165,241
                                                         =============   =============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                            2003             2002            2003          2002
                                                            ----             ----            ----          ----
REVENUES:
   Rent from operating leases                            $   441,109     $     640,218   $ 1,376,965   $  1,920,654
   Interest                                                    5,555            15,113        17,624         42,276
   Gain on sale of aircraft                                        -                 -             -        180,000
   Lessee return condition settlement                         44,270                 -        44,270              -
   Lessee settlements                                              -            47,861        76,279         47,861
                                                         -----------     -------------   -----------   ------------

           Total Revenues                                    490,934           703,192     1,515,138      2,190,791
                                                         -----------     -------------   -----------   ------------

EXPENSES:
   Depreciation                                              803,786           438,161     1,466,624      1,315,515
   Management fees to general partner                         12,386            16,638        38,510         50,682
   Operating                                                  13,472            19,557        42,604         27,755
   Legal fees                                                 16,654             4,704        18,677         25,862
   Administration and other                                   69,034            47,359       240,100        205,006
                                                         -----------     -------------   -----------   ------------

           Total Expenses                                    915,332           526,419     1,806,515      1,624,820
                                                         -----------     -------------   -----------   ------------

NET INCOME (LOSS)                                        $  (424,398)    $     176,773   $  (291,377)  $    565,971
                                                         ===========     =============   ===========   ============

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER                                $    (4,244)    $       1,768   $   197,478   $    233,695
                                                         ===========     =============   ===========   ============

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                                   $  (420,154)    $     175,005   $  (488,855)  $    332,276
                                                         ===========     =============   ===========   ============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                      $     (0.84)    $        0.35   $     (0.98)  $       0.66
                                                         ===========     =============   ===========   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                                                YEAR ENDED DECEMBER 31, 2002 AND
                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                           GENERAL          LIMITED
                                                           PARTNER          PARTNERS         TOTAL
                                                           -------          --------         -----
Balance, December 31, 2001                               $(3,880,841)    $  10,192,419   $  6,311,578

    Net income                                               235,167           477,982        713,149

    Cash distribution to partners                           (138,878)       (1,249,900)    (1,388,778)
                                                         -----------     -------------   ------------

Balance, December 31, 2002                                (3,784,552)        9,420,501      5,635,949

    Net income (loss)                                        197,478          (488,855)      (291,377)

    Cash distribution to partners                           (277,680)       (2,499,120)    (2,776,800)
                                                         -----------     -------------   ------------

Balance, September 30, 2003                              $(3,864,754)    $   6,432,526   $  2,567,772
                                                         ===========     =============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2003              2002
                                                                          ----              ----
OPERATING ACTIVITIES:
     Net income (loss)                                                $   (291,377)    $     565,971
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                                      1,466,624         1,315,515
       Gain on sale of aircraft                                                  -          (180,000)
       Changes in operating assets and liabilities:
          Decrease (increase) in rent and other receivables                 97,855              (320)
          Increase (decrease) in payable to affiliates                       4,617          (388,111)
          Decrease in accounts payable and accrued liabilities             (59,481)          (65,927)
          Decrease in deferred income                                     (316,966)         (480,653)
          Increase in other assets                                          (4,126)                -
                                                                      ------------     -------------
              Net cash provided by operating activities                    897,146           766,475
                                                                      ------------     -------------
INVESTING ACTIVITIES:
     Proceeds from sale of aircraft                                              -           550,000
                                                                      ------------     -------------
              Net cash provided by investing activities                          -           550,000
                                                                      ------------     -------------
FINANCING ACTIVITIES:
     Cash distributions to partners                                     (2,776,800)       (1,388,778)
                                                                      ------------     -------------
              Net cash used in financing activities                     (2,776,800)       (1,388,778)
                                                                      ------------     -------------
CHANGES IN CASH AND CASH
     EQUIVALENTS                                                        (1,879,654)          (72,303)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                 4,118,926         3,784,951
                                                                      ------------     -------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                    $  2,239,272     $   3,712,648
                                                                      ============     =============

NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
       Transfer of operating lease assets to assets held for sale     $    100,000     $           -
                                                                      ============     =============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND THE PARTNERSHIP

Polaris Aircraft Income Fund III, A California Limited Partnership (the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984, 1985 and 1986. The offering of depositary units (units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement (the Agreement). During the three months ended September 30, 2003, 13 units were abandoned. At September 30, 2003, there were 499,733 units outstanding, net of redemptions.

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

At September 30, 2003, the Partnership owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft out of its original portfolio of 38 aircraft. Two of these aircraft are on lease to TWA Airlines LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). The two remaining aircraft are stored in New Mexico and are being remarketed for sale.

NOTE 2. ACCOUNTING PRINCIPLES AND POLICIES

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

NOTE 3. RELATED PARTIES

Under the Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                            PAYMENTS MADE DURING THE
                                               THREE MONTHS ENDED               PAYABLE AT
                                               SEPTEMBER 30, 2003           SEPTEMBER 30, 2003
                                               ------------------          ------------------
Aircraft Management Fees                          $     18,000                 $      6,519

Out-of-Pocket Operating
    Expense Reimbursement                               45,922                       24,805

Out-of-Pocket Administrative
    Expense Reimbursement                               78,665                        4,930
                                                  ------------                  -----------

                                                  $    142,587                 $     36,254
                                                  ============                 ============

NOTE 4. PARTNERS' CAPITAL

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

NOTE 5. AIRCRAFT AND DEPRECIATION

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft will be increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement. During the nine months ended September 30, 2003, the Partnership recognized additional depreciation expense of $316,999 as a result of determining that future net cash flows were less than the carrying value of aircraft on operating lease. Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the nine months ended September 30, 2003, the Partnership also recognized additional depreciation expense of $170,000 on aircraft held for sale due to changes in estimated fair market values. Management believes the assumptions related to the fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

NOTE 6. SALE OF AIRCRAFT

On February 13, 2002, the General Partner, on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $250,000 in cash. The Partnership recognized a gain on the sale of $65,000 in the three months ended March 31, 2002. On May 29, 2002, PIMC, on behalf of the Partnership, sold one DC-9-30 aircraft to American Airlines for $300,000 in cash. The Partnership recognized a gain on the sale of $115,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

At September 30, 2003, Polaris Aircraft Income Fund III, A California Limited Partnership (the Partnership), owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft out of its original portfolio of 38 aircraft. Two of these aircraft are on lease to TWA Airlines LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). All remaining leases will expire by December 31, 2003, after which these aircraft will be remarketed for sale. The two remaining aircraft are being stored in New Mexico and are being remarketed for sale. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur because the General Partner is unable to predict when all of the Partnership's remaining assets will be sold. This discussion should be read in conjunction with the management's discussion included in the Partnership's 2002 Annual Report to the SEC on Form 10-K.

PARTNERSHIP OPERATIONS

The Partnership recorded a net loss of $424,398, or $0.84 per limited partnership unit, for the three months ended September 30, 2003, as compared to net income of $176,773, or $0.35 per limited partnership unit, for the three months ended September 30, 2002. The Partnership recorded a net loss of $291,377, which resulted in a loss of $0.98 per limited partnership unit, for the nine months ended September 30, 2003, compared to net income of $565,971, or $0.66 per limited partnership unit, for the nine months ended September 30, 2002. The decreases in net income are primarily due to an increase in write downs on aircraft on operating leases and held for sale, decreases in rental and interest income and no recognized gains on sale of aircraft, as well as increases in operating expenses, partially offset by an increase in revenues from lessee return condition settlement and decreases in depreciation and management fees to the General Partner, as discussed below.

Rent from operating leases decreased to $441,109 and $1,376,965 in the three and nine months ended September 30, 2003, respectively, as compared to $640,218 and $1,920,654 for the respective periods in 2002 primarily due to fewer aircraft on lease. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue of $101,110 and $316,966 in the three and nine months ended September 30, 2003, respectively, as compared to $160,218 and $480,653 in the same periods in 2002.

Interest income decreased during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily due to lower average cash reserves and lower interest rates over the same periods.

There was no recognized gain on sale of aircraft during the nine months ended September 30, 2003, as compared to the same period in 2002, due to the sale of two of the Partnership's aircraft during 2002, resulting in a gain of $180,000. There were no aircraft sales in 2003.

Lessee settlements increased during the nine months ended September 30, 2003, as compared to the same periods in 2002. The increase for the nine months ended September 30, 2003, was due to a payment of $76,279 received in the second quarter of 2003, from TWA's bankrupt estate which represents a portion of the $465,277 administrative rent claims.

Lessee return condition settlement increased during the three and nine months ended September 30, 2003, as compared to the same periods in 2002. The increase for both periods ended September 30, 2003, was due to a payment received based on the returned condition of an aircraft that went off lease on September 15, 2003.

Depreciation expense increased during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily because the General Partner determined that the carrying value of the aircraft on lease and held for sale exceeded current fair market value based on recent purchase offers on the aircraft held for sale and therefore recognized additional depreciation expense. No such adjustments to market value through additional depreciation expense were made during the 2002 period.

Management fees to the General Partner decreased for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily as a result of fewer aircraft being on lease.

Operating expense decreased during the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to insurance. This was offset by increased maintenance and storage costs associated with the aircraft as they came off lease and were held for sale.

Operating expense increased during the nine months ended September 30, 2003, as compared to the same period in 2002, primarily due to maintenance and storage related costs associated with the aircraft as they came off lease and were held for sale. At September 30, 2003, there were two aircraft remaining in storage.

Administration and other expense increased during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily due to increased audit fees and printing and postage.

Legal fees increased for the three months ended September 30, 2003; however they decreased for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2003 is due to an increase in various SEC and investor report matters. Legal fees were higher for the nine months ended September 30, 2002, due to legal fees incurred to comply with an SEC prompted court order related to transfers of units to entities owned by an investor. There were no such fees in the 2003 period.

LIQUIDITY AND CASH DISTRIBUTIONS

LIQUIDITY - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the nine months ended September 30, 2003.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur because the General Partner is unable to predict when all of the Partnership's remaining assets will be sold. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

CASH DISTRIBUTIONS - Cash distributions to limited partners during the nine months ended September 30, 2003 and 2002, were $2,499,120, or $5.00 per limited partnership unit, and $1,249,900, or $2.50 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC, and payments generated from aircraft sales proceeds.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 2002 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2003, there is one pending legal proceeding involving the Partnership. There have been no material developments with respect to such proceeding during the period covered by this report.

OTHER PROCEEDINGS - Item 10 in Part III of the Partnership's 2002 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended June 30, 2003 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

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

                                      POLARIS AIRCRAFT INCOME FUND III,
                                      A CALIFORNIA LIMITED PARTNERSHIP
                                      (Registrant)

                                       By: Polaris Investment
                                           Management Corporation,
                                           General Partner

November 14, 2003                          By: /s/ Stephen E. Yost
                                               -------------------------------
                                               Stephen E. Yost, Chief Financial
                                               Officer