Form 10-K
period 2003-12-31
POLARIS AIRCRAFT INCOME FUND III
filed 2004-03-30
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 2003.

                    Documents incorporated by reference: None

                       This document consists of 36 pages.

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

As of December 31, 2003, the Partnership had four McDonnell Douglas DC-9-30 (DC-9-30) aircraft held for sale previously on operating lease to TWA Airlines LLC (TWA LLC) a wholly owned subsidiary of American Airlines, Inc. (American). The four aircraft are being stored in New Mexico and remarketed for sale. Upon completion of such sales, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004.

See additional  discussion of TWA LLC and Trans World Airlines,  Inc. ("TWA") in
Note 5 to the financial statements.


Item 2.       Properties

At December 31, 2003, the Partnership owned four DC-9-30 aircraft held for sale, on the ground in New Mexico, out of its original portfolio of 38 aircraft. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001. The Partnership sold two DC-9-30 aircraft to Amtec Corporation, one in December 2001 and the second in February 2002. The Partnership sold one DC-9-30 aircraft to American in May 2002.

The following table describes the Partnership's aircraft portfolio at December 31, 2003:

                                                   Year of           Cycles
Aircraft Type                  Serial Number     Manufacture     As of 12/31/03
-------------                  -------------     -----------     --------------
McDonnell Douglas DC-9-30         47028             1967             90,510
McDonnell Douglas DC-9-30         47095             1967             85,185
McDonnell Douglas DC-9-30         47173             1968             89,033
McDonnell Douglas DC-9-30         47491             1970             82,599

The DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions. Hushkits have been installed on the remaining Partnership aircraft. Certain Airworthiness Directives (ADs) applicable to the DC-9-30 have been issued to prevent fatigue cracks and control corrosion.


Item 3.       Legal Proceedings

Midway Airlines, Inc. (Midway) Bankruptcy - As previously reported in the Partnership's 2002 Form 10-K, in March 1991, Midway commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On August 9, 1991, the Bankruptcy Court approved Midway's rejection of the leases of the Partnership's four DC-9-30 aircraft, and the aircraft were returned to the Partnership on August 12, 1991. On September 18, 1991, the Partnership filed a proof of claim in Midway's bankruptcy proceeding to recover damages for lost rent and for Midway's failure to meet return conditions with respect to the four aircraft. In light of Midway's cessation of operations, on April 30, 1992, the Partnership amended and restated its prior proof of claim and filed an
additional   proof.   Pursuant  to  an  order  of  the  Bankruptcy   Court,  the
Partnership's allowable claim in the matter was substantially reduced. The General Partner does not expect the Partnership to recover a material amount in this proceeding.

Please refer to Note 5 to the Financial Statements for additional legal proceedings in which the Partnership is a party.

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

b)       Number of Security Holders:

                                                      Number of Record Holders
                   Title of Class                      as of December 31, 2003
                 ------------------                 ----------------------------

         Depository Units Representing Assignments
         Of Limited Partnership Interests:                       14,922

         General Partnership Interest:                              1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning April 1987. As of January 2002, the Partnership switched to making distributions on an annual basis. Cash distributions to Unit Holders during 2003 and 2002 totaled $2,499,120 and $1,249,900, respectively. Cash distributions per Limited Partnership Unit were $5.00 and $2.50 in 2003 and 2002, respectively.

Item 6.       Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                 2003           2002         2001            2000           1999
                                 ----           ----         ----            ----           ----

Revenues                    $  1,817,365   $  2,887,590  $  6,891,556    $  9,742,030   $  9,590,876

Net Income (Loss)           $    (83,089)  $    713,149  $  2,514,059    $ (6,246,537)  $  5,605,780

Net Income (Loss)
  allocated to Limited
  Partners                  $   (282,650)  $    477,982  $  1,342,125    $ (6,713,976)  $  4,912,337

Net Income (Loss) per
  Limited Partnership Unit  $      (0.57)  $       0.96  $       2.68    $     (13.43)  $       9.83

Cash Distributions per
  Limited Partnership
  Unit                      $       5.00   $       2.50  $      22.94    $      10.60   $      12.75

Limited Partnership Units        499,683        499,824       499,960         499,960        499,960

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*         $       0.00   $       0.00  $      19.78**  $      10.60   $      12.75

  Total Assets              $  2,926,833   $  6,165,241  $  7,927,561    $ 21,355,564   $ 36,199,898

  Partners' Capital         $  2,776,060   $  5,635,949  $  6,311,578    $ 16,540,944   $ 28,675,899


* The portion of such distributions, which represents a return of capital on an economic basis, will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed, or be smaller than the amount shown in the above table.

** During 2001, total cumulative distributions, per unit, reached $500, the initial capital contribution per unit, such that all further distributions would be considered a return on capital.

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

Business Overview

At December 31, 2003, Polaris Aircraft Income Fund III (PAIF-III or the Partnership) owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30) out of its original portfolio of 38 aircraft. All leases have expired as of December 31, 2003, and the aircraft are being stored in New Mexico while being marketed for sale. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001 that resulted in neither a gain nor loss to the Partnership. The Partnership sold two DC-9-30 aircraft to Amtec Corporation, one in December 2001 that resulted in a gain of $115,000 to the Partnership and the second in February 2002 that resulted in a gain of $65,000. In May 2002 the Partnership sold one DC-9-30 aircraft to American that resulted in a gain of $115,000. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004.


Industry Update

Demand for Aircraft - At year end 2003, there were approximately 17,300 western built passenger and freighter jet aircraft in the world fleet. As a result of a slowdown in travel that began in the spring of 2001 as well as the large shift in travel levels in the wake of the September 11th tragedy, 2,125 of those aircraft are currently stored or out of active service. Air travel as measured by global revenue passenger miles for 2003 is expected to be approximately 1% less than the poor results from the year 2002 when the final numbers are compiled. The traffic levels in 2004 are expected to show growth from this low base as evidenced by growth shown in the fourth quarter 2003. The war with Iraq, SARS and continued threat of global terrorism impacted 2003 traffic levels, particularly through spring and summer. While production rates are relatively low and retirements are fairly high, the number of surplus aircraft is still at record levels.

The unprecedented, sustained and worldwide decrease in demand has had profound implications to airlines as well as aircraft owners and manufacturers. Network airlines are still experiencing losses, and are struggling to match capacity and pricing to demand. Manufacturers have attempted to deliver the aircraft that were in the backlog and the modest orders in 2002-2003, and achieve some stability in their production lines. Trading values and lease rates have declined further, particularly on older aircraft as the demand shock took a cyclical downturn into a deep trough. As manufacturers reduce production, airlines accelerate retirements of older aircraft, and as a recovering air travel market begins to reduce the aircraft surplus, this cyclical downturn is expected to reverse itself and the market is expected to return to a stable condition. This will take more time as manufacturers cannot drop production overnight and owners will be reluctant to scrap aircraft that they own despite the lack of a current market for them.

Low cost carriers were able to prosper in this environment of commoditized airfare pricing. The bulk of the orders that were actually placed during 2002-2003 came from low cost carriers such as Easyjet. Asia is recovering well from the SARS epidemic and is now showing traffic growth again after a sharp decline for carriers in affected areas last year.

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

Under the Previous Leases (see Note 5 to the financial statements), TWA was generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. Three of the Partnership's Aircraft were returned by TWA without meeting the return conditions specified in the Previous Leases, and the return conditions under the modified lease terms and conditions for the Partnership's remaining Aircraft were quite limited. The costs of compliance with FAA maintenance standards caused the Partnership to sell for scrap value the three Aircraft being returned by TWA under the Rejected Leases and the aircraft returned in 2001 was likewise marketed at scrap value. Similarly, such costs will likely cause the Partnership to sell for scrap value the Partnership's four remaining Aircraft.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and are the standard for all new aircraft.

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

Legislation had been drafted and was under review by the EU for sometime to adopt anti-hushkitting regulations within member states. The legislation sought to ban hushkitted aircraft from being added to member states registers and precluded all operation of hushkitted aircraft within the EU after certain specific dates. Due to criticism by the US Government, the enactment of this legislation has been withheld. However, the effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.


Partnership Operations

The Partnership reported net loss of $83,089 which resulted in a net loss per Limited Partnership unit of $0.57 for the year ended December 31, 2003, as compared to net income of $713,149 and $0.96 per Limited Partnership unit, respectively, for the year ended December 31, 2002 and net income of $2,514,059 and $2.68 per Limited Partnership unit, respectively, for the year ended December 31, 2001. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership Agreement.

The decrease in net income in 2003, as compared to 2002, is primarily due to decreases in rental and interest income and no recognized gains on sale of aircraft, as well as increases in operating and administration expenses, partially offset by an increase in revenues from lessee return condition and other settlements and decreases in depreciation and management fees to the General Partner, as discussed below. The decrease in net income in 2002, as compared to 2001, is primarily due to decreases in rental and interest income and an increase in management fees to the General Partner, partially offset by increases in gain on sale of aircraft, settlement income and decreases in depreciation, operating expenses, legal fees, and administration and other expenses.

Rent from operating leases decreased in 2003, as compared to 2002, primarily due to fewer aircraft on lease. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue in 2003, as compared to 2002. Rental income decreased in 2002, as compared to 2001, primarily due to the lower lease rates and fewer aircraft on lease as a result of the 2001 TWA bankruptcy. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue. As discussed in
Note 5 to the financial statements, the deferred revenue balance existing at the time of the lease revisions in March 2001 was recognized over the new lease terms for the Assumed Leases, while it was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased in 2003, as compared to 2002, and in 2002 as compared to 2001, primarily due to lower interest rates and lower average cash balances.

There were no sales of aircraft in 2003. A gain on sale of aircraft of $180,000 during 2002 was due to the sale of two aircraft for $550,000. A gain on sale of $115,000 during 2001 was due to the sale of four aircraft for $835,000.

Lessee return condition settlements increased during 2003, as compared to 2002, and in 2002, as compared to 2001. The increase during 2003, as compared to 2002, is due to three aircraft being returned to the Partnership with engine conditions being below target as the lease terms expired. During 2002 and 2001, return condition settlements were received for the return of one aircraft in each year. The amount of return condition settlement for each aircraft can vary significantly due to the fact that TWA LLC is required to return the installed engines on each aircraft with a target level of average cycle life remaining to replacement for all life limited parts. If the average cycle life remaining on the installed engines on an aircraft is below the target level, a financial adjustment is payable by TWA LLC to the Partnership (but no payment will be owed by the Partnership to TWA LLC if cycle life remaining at return exceeds the target level).

Lessee settlement income increased during 2003, as compared to 2002, and in 2002, as compared to 2001. The payments received during 2003 resulted from two distributions by TWA's bankrupt estate of a portion of the $465,277 administrative rent claims. The payment during 2002 represents settlement of an administrative claim filed in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership. Note 5 to the financial statements includes a further discussion of these items. There were no such payments of lessee settlements during 2001.

There was an absence of other income in 2003 and 2002, as compared to 2001, due to the receipt of default interest in 2001 from TWA resulting from late rental payments subsequent to the TWA bankruptcy filing. Note 5 to the financial statements includes a further discussion of this item.

Depreciation expense decreased in 2003, as compared to 2002, and in 2002, as compared to 2001 primarily as a result of fewer aircraft remaining on lease and being depreciated; however, as discussed below, 2003 depreciation expense also includes a fair market adjustment for aircraft held for sale as compared to 2002, which had no such impairment expense.

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

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the year ended December 31, 2003, the Partnership recognized additional depreciation expense of $487,000, or $0.97 per Limited Partnership Unit, on aircraft held for sale due to changes in estimated fair market values. No such adjustments to market value through additional depreciation expense were made during 2002.

If the projected net cash flow for each aircraft on operating lease (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes an impairment loss for the amount by which the carrying amount exceeds its fair value. The impairment loss is recognized as depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used or held for sale by the Partnership aggregating approximately $850,000, or $1.70 per Limited Partnership unit in 2001, as increased depreciation expense as a result of the TWA bankruptcy and the modified lease terms with TWA LLC. The Partnership decided to accept American's proposal to take assignment of seven of the ten existing leases on modified terms and conditions. This acceptance constituted an event that required the Partnership to review the aircraft carrying values pursuant to Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (as amended by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"). As a result of a review of the aircraft, future cash flows expected to be derived from the aircraft over the projected lease terms were less than the carrying value of the aircraft, so the Partnership recorded impairment losses as of September 30, 2001. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

Management fees to the General Partner decreased in 2003, as compared to 2002, primarily as a result of fewer aircraft being on lease during 2003 and all aircraft being off-lease as of December 31, 2003. Management fees to the General Partner increased slightly in 2002, as compared to 2001, primarily as a result of the deferred management fees being recognized for three rejected leases and leases expiring during 2001 due to the TWA bankruptcy.

There was no interest expense in 2003 and 2002 due to outstanding debt being fully repaid in 2001. The interest expense in 2001 was from debt incurred to install hushkits on the Partnership's aircraft. In November 1996 and February 1997 hushkits were installed on the ten Partnership aircraft. The leases then in place for these ten aircraft were then extended for a period of eight years. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed.

Operating expenses increased during 2003, as compared to 2002, primarily due to maintenance and storage related costs associated with the aircraft as they come off lease and are prepared for and kept in storage while being held for sale. During 2003, three aircraft were returned and prepared for storage. As of December 31, 2003, four aircraft remain in storage while being marketed for sale. Operating expense decreased in 2002, as compared to 2001, primarily due to reduced costs associated with the storage of aircraft from the time of their return to the time of their sale. During 2002, one aircraft was prepared for storage and stored for 1 month, and two aircraft prepared for storage during 2001 were stored for an average of three months during 2002. During 2001, six aircraft were prepared for storage and stored for an average of 5 months each at a facility that was more expensive than the facility aircraft are now flown to at lease expiration.

Legal expenses were significantly higher in 2001, as compared to 2003 and 2002, primarily due to the costs incurred in connection with the TWA bankruptcy.

Administration and other expense increased slightly during 2003, as compared to 2002, primarily due to increased audit fees and printing and postage costs. Administration and other expenses decreased in 2002, as compared to 2001, primarily due to costs incurred in 2001 that were related to the TWA bankruptcy. This includes audit fees, as well as additional printing and postage expenses.


Liquidity and Cash Distributions

Liquidity - The Partnership received all rent payments due in 2003 and 2002 from its sole lessee, TWA Airlines LLC for the aircraft while on lease. As of December 31, 2003, no further rent payments will be received since all lease terms have expired.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to holders of depository units representing assignments of Limited Partnership interests (Limited Partners) were $2,499,120, $1,249,900 and $11,469,083 in 2003, 2002 and 2001,
respectively. Cash distributions per Limited Partnership unit were $5.00, $2.50 and $22.94 in 2003, 2002 and 2001, respectively. The General Partner has determined that it is in the best interests of the Partnership to suspend any further cash distributions until the Partnership is in a position to dissolve, wind up and terminate, and make a final distribution of its remaining cash. In reaching this conclusion, the General Partner considered the anticipated costs of storing and insuring the aircraft pending sale, the anticipated costs of marketing and preparing the aircraft for sale, the anticipated costs of winding up the Partnership's business, the uncertainty as to the period of time required to sell the aircraft and wind up the Partnership, the uncertainty as to the terms on which the Partnership's aircraft may be sold and the desirability of maintaining a prudent level of cash reserves for Partnership needs and contingencies.

The Partnership does not have any material off balance sheet commitments or obligations.

Sale of Aircraft

On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft to Aeroturbine, Inc. for $535,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken in anticipation of the sales. On December 19, 2001 PIMC on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $300,000 cash. The Partnership recognized a gain of $115,000 over its book value. On February 13, 2002, the General Partner sold one DC-9-30 to Amtec Corp for $250,000 resulting in a gain of $65,000. On May 29, 2002, the General Partner sold one DC-9-30 to American for $300,000 resulting in a gain of $115,000.

Aircraft Impairment Assessment

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft on operating lease (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized by the amount by which the carrying amount exceeds its fair value.

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

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the year ended December 31, 2003, the Partnership recognized additional depreciation expense of $487,000, or $0.97 per Limited Partnership Unit, on aircraft held for sale due to changes in estimated fair market values.

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

Foreign Currency Risk - The Partnership does not have any foreign currency denominated assets or liabilities or purchase commitments and have not entered into any foreign currency contracts. Accordingly, the Partnership is not exposed to fluctuations in foreign currency exchange rates.

Item 8.       Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002


            AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                TOGETHER WITH THE


                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Polaris Aircraft Income Fund III

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund III (a California Limited Partnership), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund III as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                                           /s/ Ernst & Young LLP


San Francisco, California,
February 13, 2004

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


ARTHUR ANDERSEN LLP



San Francisco, California,
February 1, 2002 (except with respect to the matter discussed in Note 11, as to which the date is February 13, 2002)

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                                          2003          2002
                                                          ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                             $ 2,524,997   $ 4,118,926

RENT RECEIVABLE                                              --         120,000

OTHER RECEIVABLES                                           1,836        59,691

AIRCRAFT HELD FOR SALE                                    400,000       185,000

AIRCRAFT ON OPERATING LEASE, net of accumulated
depreciation of $0 in 2003 and $22,922,026 in 2002           --       1,681,624
                                                      -----------   -----------

       Total Assets                                   $ 2,926,833   $ 6,165,241
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $    96,353   $    31,637

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                              54,420       147,054

DEFERRED INCOME                                              --         350,601
                                                      -----------   -----------

       Total Liabilities                                  150,773       529,292
                                                      -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                      (3,862,671)   (3,784,552)
  Limited Partners, 499,683 units (499,824 in 2002)
     issued and outstanding                             6,638,731     9,420,501
                                                      -----------   -----------

       Total Partners' Capital                          2,776,060     5,635,949
                                                      -----------   -----------

       Total Liabilities and Partners' Capital        $ 2,926,833   $ 6,165,241
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                            2003           2002          2001
                                            ----           ----          ----

REVENUES:
    Rent from operating leases          $ 1,533,267    $ 2,544,748   $ 6,364,964
    Interest                                 23,437         57,126       355,208
    Gain on sale of aircraft                   --          180,000       115,000
    Lessee return condition settlements     137,750         57,855        35,381
    Lessee settlement                       122,911         47,861          --
    Other                                      --             --          21,003
                                        -----------    -----------   -----------

    Total Revenues                        1,817,365      2,887,590     6,891,556
                                        -----------    -----------   -----------

EXPENSES:
    Depreciation                          1,466,624      1,744,470     3,518,540
    Management fees to General Partner       43,124         67,057        22,654
    Interest                                   --             --           4,960
    Operating                                68,212         53,596       287,674
    Legal                                    20,983         31,624       168,646
    Administration and other                301,511        277,694       375,023
                                        -----------    -----------   -----------

    Total Expenses                        1,900,454      2,174,441     4,377,497
                                        -----------    -----------   -----------

NET INCOME (LOSS)                       $   (83,089)   $   713,149   $ 2,514,059
                                        ===========    ===========   ===========

NET INCOME ALLOCATED TO
THE GENERAL PARTNER                     $   199,561    $   235,167   $ 1,171,934

NET INCOME (LOSS) ALLOCATED TO
THE LIMITED PARTNERS                    $  (282,650)   $   477,982   $ 1,342,125

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                        $     (0.57)   $      0.96   $      2.68

UNITS USED TO CALCULATE
    NET INCOME (LOSS) PER
    LIMITED PARTNERSHIP UNIT                499,683        499,824       499,960

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                        General       Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 2000           $ (3,778,433)  $ 20,319,377   $ 16,540,944

    Net income                          1,171,934      1,342,125      2,514,059

    Cash distributions to partners     (1,274,342)   (11,469,083)   (12,743,425)
                                     ------------   ------------   ------------

Balance, December 31, 2001             (3,880,841)    10,192,419      6,311,578

    Net income                            235,167        477,982        713,149

    Cash distributions to partners       (138,878)    (1,249,900)    (1,388,778)
                                     ------------   ------------   ------------

Balance, December 31, 2002             (3,784,552)     9,420,501      5,635,949

    Net income (loss)                     199,561       (282,650)       (83,089)

    Cash distributions to partners       (277,680)    (2,499,120)    (2,776,800)
                                     ------------   ------------   ------------

Balance, December 31, 2003           $ (3,862,671)  $  6,638,731   $  2,776,060
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                          2003           2002           2001
                                          ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                  $    (83,089)  $    713,149   $  2,514,059
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization       1,466,624      1,744,470      3,518,540
    Gain on sale of aircraft                 --         (180,000)      (115,000)
    Changes in operating assets
     and liabilities:
       Decrease (increase) in
       rent and other receivables         177,855        (18,175)       436,216
       Decrease in other assets              --             --           14,291
       Increase (decrease) in
        payable to affiliates              64,716       (435,695)       246,993
       Increase (decrease) in
        accounts payable and
        accrued liabilities               (92,634)       (15,582)        31,700
       Decrease in deferred income       (350,601)      (635,414)    (3,272,459)
                                     ------------   ------------   ------------

        Net cash provided by
         operating activities           1,182,871      1,172,753      3,374,340
                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft
    inventory                                --          550,000        835,000
                                     ------------   ------------   ------------

        Net cash provided by
         investing activities                --          550,000        835,000
                                     ------------   ------------   ------------

FINANCING ACTIVITIES:
  Principal payments on notes
    payable                                  --             --         (204,871)
  Cash distributions to partners       (2,776,800)    (1,388,778)   (12,743,425)
                                     ------------   ------------   ------------

        Net cash used in
         financing activities          (2,776,800)    (1,388,778)   (12,948,296)
                                     ------------   ------------   ------------

CHANGES IN CASH AND CASH
EQUIVALENTS                            (1,593,929)       333,975     (8,738,956)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                     4,118,926      3,784,951     12,523,907
                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                        $  2,524,997   $  4,118,926   $  3,784,951
                                     ============   ============   ============

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
 Reclassification of aircraft on
  operating leases to aircraft
  held for sale                      $    555,000   $    185,000   $    370,000
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003



Note 1.       Organization and the Partnership

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership) was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984 and 1985. The offering of depository units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987 and are referred to collectively as the Limited Partners. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During 2002 and 2003, 136 and 141 units were abandoned, respectively. At December 31, 2003, there were 499,683 units outstanding, net of redemptions.

As of December 31, 2003, the Partnership owned four aircraft, which are being marketed for sale. Upon completion of such sales, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004.

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


Note 2.       Accounting Principles and Policies

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

If the projected net cash flow for each aircraft on lease (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement. Aircraft held for sale are carried at the lower of cost or fair value less cost to sell.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement or the remaining lease term, if shorter. These costs are also subject to periodic impairment evaluation as discussed above.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases. Due to the fact that the Partnership received greater payments in the beginning of the lease than at the end of the lease under the terms of the leases in effect at the time of the TWA bankruptcy filing (the Previous Leases) (See Note 5), this has resulted in deferred income on the balance sheet. As of December 31, 2003, deferred income and deferred management fees were fully amortized as all remaining lease terms ended during 2003. As of December 31, 2003, there are no leases in place.

Operating Expenses - Operating expenses include costs incurred to maintain, insure and lease the Partnership's aircraft, including costs related to lessee defaults.

Net Income (Loss) Per Limited Partnership Unit - Net income per depository unit representing assignment of Limited Partnership interest (Limited Partnership unit) is based on the Limited Partners' share of net income or loss and the number of units outstanding of 499,683 for the year ended December 31, 2003, 499,824 for the year ended December 31, 2002 and 499,960 for the year ended December 31, 2001.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Fair Value of Financial Instruments - The recorded amounts of the Partnership's cash and cash equivalents, rent and other receivables, payable to affiliates, accounts payable and accrued liabilities as of December 31, 2003 approximate their fair value because of the liquidity and/or short-term maturity of these instruments.

Reclassification - Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on previously reported net income or partners' capital.


Note 3.       Aircraft

At December 31, 2003, the Partnership owned four used commercial jet aircraft from its original portfolio of 38 aircraft, which were acquired and leased or sold as discussed below. The remaining four aircraft are off lease and held for sale as of December 31, 2003. The aircraft leases were net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. The leases generally stated a minimum acceptable return condition for which the lessee was liable under the terms of the lease agreement. Of its original portfolio of 38 aircraft, the Partnership sold one aircraft in 1992, seven aircraft in 1993, three aircraft in 1994, eight aircraft in 1997, four aircraft in 2001 and two aircraft in 2002. In addition, nine aircraft were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998.

The following table describes the Partnership's aircraft portfolio at December 31, 2003:

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

Initially 13 aircraft were acquired for $86,163,046 during 1986 and 1987, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc.
(TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's 1995 bankruptcy filing. In June 1997, three of the 13 aircraft were sold, subject to the existing leases, to Triton Aviation Services III LLC. The leases for 10 of the 13 aircraft were extended again for eight years until November 2004. As a result of the bankruptcy of TWA in 2001, modified terms and conditions were accepted that were substantially less favorable to the Partnership than the terms and conditions specified in the Previous Leases (see Note 5 to the financial statements). In particular, rather than returning the aircraft at the previously scheduled expiry date under the Previous Leases, TWA LLC, who, in 2001, assumed seven of the 10 then existing TWA leases of the Partnership's aircraft under modified terms, would return each aircraft at the time when such aircraft required a heavy maintenance check of the airframe, provided that the aggregate average number of months for which all seven aircraft were on lease to TWA LLC was not less than 22 months from and after March 12, 2001. In addition, TWA LLC reduced the rental rate for each of the aircraft to $40,000 per month. Further, at lease expiry, TWA LLC was required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Previous Leases. Finally, TWA LLC was required to return the installed engines on each aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an aircraft was below the 25% target level, a financial adjustment was payable by TWA LLC to the Partnership (but no payment was owed by the Partnership to TWA LLC if cycle life remaining at return exceeded the target level). For the three aircraft returned during 2003, $137,750 was paid by the lessee for engines being returned below such target levels. For the one aircraft returned to the Partnership during 2002, $57,855, included in Other Receivable on the Balance Sheet, was due from the lessee for the engines being below such target level. The 2002 payment was received on January 14, 2003.

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

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the year ended December 31, 2003, the Partnership recognized additional depreciation expense of $487,000 on aircraft held for sale due to changes in estimated fair market values. Management believes the assumptions related to the fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

The Partnership made a downward adjustment to the estimated net book values and residual values of its aircraft on-lease as of September 30, 2001 as a result of the anticipated sale of three aircraft. The Partnership recognized an impairment loss as increased depreciation expense in 2001 of approximately $570,000 or $1.14 per Limited Partnership unit for aircraft on lease and $280,000 or $0.56 per Limited Partnership unit for aircraft held for sale. The Partnership recorded impairment losses on aircraft that were deemed impaired to the extent that the carrying value exceeded the fair value. For aircraft held for sale, the Partnership records losses to the extent that carrying value exceeds the fair value less cost to sell. Management believes the assumptions related to the fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.


Note 4.       Sale of Aircraft

On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft for $535,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken on these aircraft in anticipation of the sales. On December 19, 2001, PIMC on behalf of the Partnership, sold one DC-9-30 aircraft for $300,000 cash. The Partnership recognized a gain of $115,000 over its book value. On February 13, 2002, PIMC on behalf of the Partnership, sold one DC-9-30 aircraft for $250,000. The Partnership recognized a gain of $65,000 over its book value. On May 29, 2002, PIMC on behalf of the Partnership, sold one DC-9-30 aircraft for $300,000. The Partnership recognized a gain of $115,000 over its book value.


Note 5.       TWA Bankruptcy Filing and Transaction with American Airlines

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

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC assumed the Previous Leases applicable to seven of the 10 aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the Assumed Leases). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease was scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable aircraft, compared to the scheduled expiry date of November 27, 2004 under the Previous Leases, provided that the aggregate average number of months for which all seven aircraft were on lease to TWA LLC was not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these aircraft (collectively, the Rejected Leases) as of April 20, 2001. All three aircraft were returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $535,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner filed administrative rent claims in the amount of $465,277 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims were approved by the estate with the plan of reorganization on June 25, 2002 (the Plan) and are to be paid to the Partnership through periodic distributions over the subsequent one to two years from the date of reorganization. These funds are being recognized as income on a cash basis as they are received. During the year ended December 31, 2003, the Partnership received payments totaling $122,911 from a portion of these administrative rent claims distributions. The General Partner also filed administrative claims in the amount of $64,254 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding. The administrative claims were settled for $47,861 with the estate under the Plan and settlement was received by the Partnership on September 26, 2002. Furthermore, the General Partner filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction
In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $3,899,131 and $180,107, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $1,275,431 and $59,691 were recognized as rental revenue and a reduction of management fee, respectively, in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each aircraft were recognized over the new lease terms, ranging from 2 months to 33 months as of March 31, 2001. As of December 31, 2002, the Partnership had deferred revenue balance of $350,601, and deferred management fee balance of $16,009 included in Payable to Affiliates on the Balance Sheet, which were recognized over the remaining useful life varying between eight and 12 months. As of December 31, 2003, deferred revenue and deferred management fees were fully recognized as all remaining lease terms ended during 2003.


Note 6.       Notes Payable

In connection with reconditioning of certain aircraft to meet noise level restriction undertaken in 1996 and 1997, the Partnership issued notes payable to the manufacturer of noise suppression devices to finance the related purchase. The notes payables bore interest at a rate of 10% per annum and were repaid in 2001. Cash paid for interest in 2001 was $4,960. No debt was outstanding nor was interest incurred in 2002 and 2003.


Note 7.       Related Parties

Under  the  Limited  Partnership  Agreement  (the  Partnership  Agreement),  the
Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

  a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 2003, 2002 and 2001, the Partnership paid management fees to PIMC of $66,600, $265,205 and $0, respectively. Management fees payable to PIMC were $0 and $23,476 at December 31, 2003 and 2002, respectively.

  b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 2003, 2002 and 2001, the Partnership reimbursed PIMC for expenses of $373,196, $616,191 and $668,867, respectively. Reimbursements totaling $96,353 and $8,161 were payable to PIMC at December 31, 2003 and 2002, respectively.

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


Note 8.       Partners' Capital

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

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners. In 2003 cash distributions of $277,680 and $2,499,120 were paid to the General Partner and the Limited Partners, respectively. Cash distributions paid in 2002 were $138,878 and $1,249,900 to the General Partner and the Limited Partners, respectively.

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

Had all the assets of the Partnership been liquidated at December 31, 2003 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $(22,876) and $3,486,655, respectively.


Note 9.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2003 and 2002, are as follows (unaudited):

                            Reported Amounts      Tax Basis      Net Difference
                            ----------------      ---------      --------------

2003:    Assets                $2,926,833        $3,614,552        $ (687,719)
         Liabilities              150,773           150,773              -

2002:    Assets                $6,165,241        $5,927,510        $  237,731
         Liabilities              529,292           178,691           350,601


Note 10.      Reconciliation of Book Net Income to Taxable Net Income

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes (unaudited):

                                                For the years ended December 31,
                                                --------------------------------

                                                   2003       2002        2001
                                                   ----       ----        ----

Book net income (loss) per Limited Partnership
  unit                                           $(0.57)    $ 0.96      $ 2.68
Adjustments for tax purposes represent
  differences between book and tax revenue
  and expenses:
     Rental revenue                               (0.69)     (1.26)      (4.97)
     Gain (Loss) on sale of aircraft              (0.10)      0.02       (1.59)
     Management fee expense                        -         (0.09)       -
     Depreciation                                  1.83       1.95        4.32
                                                 ------     ------      ------

Taxable net income per Limited Partnership unit  $ 0.47     $ 1.58      $ 0.44
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

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments, which increases book depreciation expense. As a result, the current year book depreciation expense is greater than the tax depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.

Note 11.      Selected Quarterly Financial Data

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (unaudited):

2003                             March 31     June 30     Sept. 30    Dec. 31
                                 --------     -------     --------    -------

Total Revenues                  $ 474,360    $ 549,844   $ 490,934   $ 302,227
Net Income (Loss)               $  54,731    $  78,290   $(424,398)  $ 208,288
Net Income (Loss) - General
  Partner                       $ 200,939    $     783   $  (4,244)  $   2,083
Net Income (Loss) - Limited
  Partners                      $(146,208)   $  77,507   $(420,154)  $ 206,205
Net Income (Loss) Per Limited
Partnership Unit                $  (0.29)    $   0.15    $ (0.84)    $    0.41


2002                             March 31     June 30     Sept. 30    Dec. 31
                                 --------     -------     --------    -------

Total Revenues                  $ 718,128    $ 769,471   $ 703,192   $ 696,799
Net Income                      $ 179,838    $ 209,360   $ 176,773   $ 147,178
Net Income - General Partner    $ 115,984    $ 115,943   $   1,768   $   1,472
Net Income - Limited Partners   $  63,854    $  93,417   $ 175,005   $ 145,706
Net Income Per Limited
Partnership Unit                $    0.13    $    0.19   $    0.35   $    0.29


Note 12.      Subsequent Event

On February 15, 2004, the Partnership distributed $499,683 to the Limited Partners, or $1.00 per Limited Partnership Unit, and $55,520 to the General Partner.


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


Item 9A.      Controls and Procedures

(a)      Evaluation of disclosure controls and procedures

PIMC management reviewed the Partnership's internal controls and procedures and the effectiveness of these controls. As of December 31, 2003, PIMC management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in its periodic SEC filings.

(b)      Change to internal controls

There was no change in the Partnership's internal controls over financial reporting or in other factors during the Partnership's last quarter that materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions taken.

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

The officers and directors of PIMC are:

               Name                      PIMC  Title
               ----                      -----------

         William Carpenter          President; Director
         Stephen E. Yost            Chief Financial Officer
         Diarmuid Hogan             Vice President; Director
         Norman C. T. Liu           Vice President; Director
         Charles Meyer              Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Carpenter, 40, assumed the position of President and Director of PIMC effective October 1, 2001. Mr. Carpenter holds the position of Executive Vice President and Chief Risk Manager of GECAS, having previously held the position of Vice President - Chief Risk Manager of GECAS (Acting). Prior to joining GECAS eight years ago, Mr. Carpenter was an aerospace engineer specializing in aircraft handling qualities. Prior to that, Mr. Carpenter was a commissioned officer and pilot in the United States Armed Forces.

Mr. Yost, 42, assumed the position of Chief Financial Officer of PIMC effective April 17, 2002. Mr. Yost presently holds the position of Senior Vice President and Manager Transaction Advisory for GECAS. Mr. Yost has been with the General Electric Company (GE) and its subsidiaries since 1994. Prior to joining GECAS, Mr. Yost held the position of European Controller for GE Capital Fleet Services and prior to that, Controller of GE Capital Commercial Finance. Mr. Yost is a Certified Public Accountant and prior to joining GE was an audit manager with Coopers & Lybrand.

Mr. Hogan, 35, assumed the position of Vice President and Director of PIMC effective October 1, 2003. Mr. Hogan presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Mr. Hogan has been with the General Electric Company (GE) and its subsidiaries since 1995. Mr. Hogan is a member of the Institute of Chartered Accountants in Ireland and prior to joining GE was an audit senior with KPMG.

Mr. Liu, 46, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Commercial Operations of GECAS, having previously held the positions of Executive Vice President - Sales and Marketing and Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development for General Electric Capital Corporation and in Syndications and Leasing for the Transportation & Industrial Funding division of General Electric Capital Corporation. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Meyer, 51, assumed the position of Secretary on October 1, 2003. Mr. Meyer presently holds the position of Senior Vice President - Taxes and Senior Tax Counsel of GECAS. Prior to joining GECAS, Mr. Meyer was the Senior Tax Director
- Research and Planning for Northwest Airlines.

Mr. Dillon, 62, assumed the position of Assistant Secretary of PIMC on July 1, 1994. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS. Mr. Dillon held the position of Vice
President - Aviation Legal and Insurance Affairs of PHC, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986.


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


Item 11.      Executive Compensation

The Partnership has no directors or officers. The Partnership is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $66,600 were paid to PIMC in 2003, in addition to a 10% interest in all cash distributions as described in Note 7 to the financial statements (Item 8).


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

Item 13.      Certain Relationships and Related Transactions

None.


Item 14.      Principal Accounting Fees and Services

Audit Fees - For audits of the years ended December 31, 2003 and 2002, the Partnership paid or accrued fees of $22,000 and $26,000, respectively, to its independent auditors Ernst and Young LLP. Audit fees for 2003 and 2002 were for professional services provided for the quarterly review of the financial statements in the Partnership's Form 10-Q and the annual audit of the financial statements in the Partnership's Form 10-K.

Tax Fees - For the year ended December 31, 2003 and 2002, the Partnership was billed $0 and $3,000, respectively, by Deloitte & Touche for the review of federal and state partnership tax returns.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

                  Report of Independent Auditors                           14
                  Balance Sheets                                           16
                  Statements of Operations                                 17
                  Statements of Changes in Partners' Capital (Deficit)     18
                  Statements of Cash Flows                                 19
                  Notes to Financial Statements                            20


2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2003.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

              31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.1  Code of Ethics

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


                                             POLARIS AIRCRAFT INCOME FUND III,
                                             A California Limited Partnership
                                             (REGISTRANT)
                                             By: Polaris Investment
                                                 Management Corporation
                                                 General Partner




       March 30, 2004                           By: /S/ William Carpenter
---------------------------                         ----------------------------
         Date                                       William Carpenter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                          Date
     ---------                          -----                          ----

/S/William Carpenter  President and Director of Polaris           March 30, 2004
--------------------  Investment Management Corporation,          --------------
(William Carpenter)   General Partner of the Registrant

/S/Stephen E. Yost    Chief Financial Officer of Polaris          March 30, 2004
------------------    Investment Management Corporation,          --------------
(Stephen E. Yost)     General Partner of the Registrant

/S/Diarmuid Hogan     Vice President and Director of              March 30, 2004
-----------------     Polaris Investment Management Corporation,  --------------
(Diarmuid Hogan)      General Partner of the Registrant

/S/Norman C. T. Liu   Vice President and Director of              March 30, 2004
-------------------   Polaris Investment Management Corporation,  --------------
(Norman C. T. Liu)    General Partner of the Registrant