Form 10-Q
period 2004-06-30
POLARIS AIRCRAFT INCOME FUND III
filed 2004-08-13
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2004




                                      INDEX



Part I.    Financial Information                                            Page


         Item 1.      Financial Statements (Unaudited)

              a) Condensed Balance Sheets - June 30, 2004 and
                  December 31, 2003...........................................3

              b) Condensed Statements of Operations - Three and Six Months
                  Ended June 30, 2004 and 2003................................4

              c) Condensed Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 2003
                  and Six Months Ended June 30, 2004..........................5

              d)  Condensed Statements of Cash Flows - Six Months
                  Ended June 30, 2004 and 2003................................6

              e)  Notes to Condensed Financial Statements.....................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........10

         Item 4.      Controls and Procedures................................13



Part II.   Other Information

         Item 1.      Legal Proceedings......................................14

         Item 6.      Exhibits and Reports on Form 8-K.......................14

         Signature    .......................................................15

                          Part I. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,     December 31,
                                                         2004           2003
                                                         ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                             $ 1,859,430   $ 2,524,997

OTHER RECEIVABLES                                           1,836         1,836

AIRCRAFT HELD FOR SALE                                    468,200       400,000

PREPAID EXPENSE                                             8,326          --
                                                      -----------   -----------

         Total Assets                                 $ 2,337,792   $ 2,926,833
                                                      ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $   141,767   $    96,353

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                            88,426        54,420
                                                      -----------   -----------

         Total Liabilities                                230,193       150,773
                                                      -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                    (3,869,360)   (3,862,671)
    Limited Partners, 499,571 units in 2004
      and 499,683 units in 2003
      issued and outstanding                            5,976,959     6,638,731
                                                      -----------   -----------

         Total Partners' Capital                        2,107,599     2,776,060
                                                      -----------   -----------

         Total Liabilities and Partners' Capital      $ 2,337,792   $ 2,926,833
                                                      ===========   ===========

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,

                                             2004           2003          2004         2003
                                             ----           ----          ----         ----
REVENUES:
   Rent from operating leases             $      --     $   467,928   $      --     $   935,856
   Interest                                     4,621         5,637         9,984        12,069
   Lessee settlements                          82,524        76,279        82,524        76,279
                                          -----------   -----------   -----------   -----------

           Total Revenues                      87,145       549,844        92,508     1,024,204
                                          -----------   -----------   -----------   -----------

EXPENSES:
   Depreciation                                  --         331,419          --         662,838
   Write-up of aircraft held for sale         (16,200)         --         (68,200)         --
   Management fees to general partner            --          13,062          --          26,124
   Operating                                   40,490        17,397        83,728        29,132
   Administration and other                   114,229       109,676       190,238       173,089
                                          -----------   -----------   -----------   -----------

           Total Expenses                     138,519       471,554       205,766       891,183
                                          -----------   -----------   -----------   -----------

NET INCOME (LOSS)                         $   (51,374)  $    78,290   $  (113,258)  $   133,021
                                          ===========   ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER                 $     (513)   $       783   $    48,831   $   201,722
                                          ===========   ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                    $   (50,861)  $    77,507   $  (162,089)  $   (68,701)
                                          ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $     (0.10)  $      0.15   $     (0.32)  $     (0.14)
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

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Year Ended December 31, 2003 and
                                         Six Months Ended June 30, 2004

                                       General       Limited
                                       Partner      Partners         Total
                                       -------      --------         -----

Balance, December 31, 2002           $(3,784,552)  $ 9,420,501   $ 5,635,949

    Net income (loss)                    199,561      (282,650)      (83,089)

    Cash distribution to partners
       ($5.00 per Limited
       Partnership Unit)                (277,680)   (2,499,120)   (2,776,800)
                                     -----------   -----------   -----------

Balance, December 31, 2003            (3,862,671)    6,638,731     2,776,060

    Net income (loss)                     48,831      (162,089)     (113,258)

    Cash distribution to partners
       ($1.00 per Limited
       Partnership Unit)                 (55,520)     (499,683)     (555,203)
                                     -----------   -----------   -----------

Balance, June 30, 2004               $(3,869,360)  $ 5,976,959   $ 2,107,599
                                     ===========   ===========   ===========


   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                          2004          2003
                                                          ----          ----

OPERATING ACTIVITIES:
     Net (loss) income                                $  (113,258)  $   133,021
     Adjustments to reconcile net (loss) income to
       net cash (used in) provided by operating
       activities:
       Depreciation                                          --         662,838
       Write-up of aircraft held for sale                 (68,200)         --
          Changes in operating assets and liabilities:
             Decrease in rent and other receivables          --          57,855
             Increase (decrease) in payable to
               affiliates                                  45,414       (19,504)
             Increase (decrease) in accounts
               payable and accrued liabilities             34,006        (8,446)
             Decrease in deferred income                     --        (215,856)
             Increase in other assets                      (8,326)         --
                                                      -----------   -----------

              Net cash (used in) provided by
                operating activities                     (110,364)      609,908
                                                      -----------   -----------

FINANCING ACTIVITIES:
     Cash distributions to partners                      (555,203)   (2,776,800)
                                                      -----------   -----------

              Net cash used in financing activities      (555,203)   (2,776,800)
                                                      -----------   -----------

CHANGES IN CASH AND CASH EQUIVALENTS                     (665,567)   (2,166,892)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                2,524,997     4,118,926
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                    $ 1,859,430   $ 1,952,034
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

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Organization and the Partnership

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits and losses during the periods ended December 31, 1984, 1985 and 1986. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987 and are referred to collectively as the Limited Partners. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During the six months ended June 30, 2004, 112 units were abandoned. At June 30, 2004, there were 499,571 units outstanding, net of redemptions.

As of June 30, 2004, the Partnership owned four aircraft, which are being marketed for sale. Upon completion of such sales, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004.

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


Note 3.    Related Parties

Under the Limited Partnership Agreement (the Agreement), the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                    Payments made during the
                                       Three Months Ended           Payable at
                                          June 30, 2004            June 30, 2004
                                          -------------            -------------

Out-of-Pocket Operating
    Expense Reimbursement                    $ 42,476                 $ 37,128

Out-of-Pocket Administrative
    Expense Reimbursement                      64,133                  104,639
                                             --------                  -------

                                             $106,609                 $141,767
                                             ========                 ========


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

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the three and six months ended June 30, 2004, the Partnership recognized a write-up of $16,200 and $68,200, respectively, in the carrying value of aircraft held for sale due to changes in estimated fair market values based on the current selling price of similar aircraft. The adjustments to increase the net carrying value does not result in a net carrying value in excess of the original net carrying value of the assets when they were initially designated as held for sale. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain portions of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "plans", "believes", "scheduled", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, cash flows, aircraft disposition and the like. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

        --General U.S. and international political and economic conditions;

        --Changing demand preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

All forward-looking statements speak only as of the date of this report, or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Partnership or any person acting on its behalf are qualified by the cautionary statements in this section. The Partnership does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Overview

At June 30, 2004, Polaris Aircraft Income Fund III (PAIF-III or the Partnership) owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30) out of its original portfolio of 38 aircraft. These DC-9-30 aircraft were being stored in New Mexico and were being marketed for sale. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004.

Partnership Operations

The Partnership recorded a net loss of $51,374, or $0.10 per Limited Partnership Unit, for the three months ended June 30, 2004, compared to net income of $78,290, or $0.15 per Limited Partnership Unit, for the three months ended June 30, 2003. The Partnership recorded a net loss of $113,258, or $0.32 per Limited Partnership Unit, for the six months ended June 30, 2004, compared to net income of $133,021, which resulted in a loss of $0.14 per Limited Partnership Unit, for the six months ended June 30, 2003. Variances in net income may not correspond to variances in net income per Limited Partnership Unit due to the allocation of components of income and loss in accordance with the Partnership Agreement.

The decrease in net income is primarily due to an absence of rental income, a decrease in interest income along with an increase in operating expenses, partially offset by a write-up of the carrying value of aircraft held for sale and an absence of depreciation expense and management fees to the General Partner, as discussed below.

The absence of rental income from operating leases during the three and six months ended June 30, 2004, as compared to $467,928 and $935,856 in the same periods in 2003, is due to all lease terms having expired during 2003.

Interest income decreased slightly during the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to lower interest rates and lower average cash balances.

Lessee settlement income increased slightly during the three and six months ended June 30, 2004, as compared to the same periods in 2003, due to a payment received during the three and six months ended June 30, 2004 in the amount of $82,524, as compared to $76,279 received during the three and six months ended June 30, 2003. The payment received during the 2004 and 2003 periods resulted from distributions by TWA's bankrupt estate representing a portion of the $465,277 administrative rent claims initially filed by the Partnership pursuant to the bankruptcy.

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the three and six months ended June 30, 2004, the Partnership recognized income of $16,200 and $68,200, or $0.03 and $0.14, respectively, per Limited Partnership Unit, on the write-up of the carrying value of two of its aircraft, which previously had been reduced through additional depreciation expense as the result of past reviews of estimated market values. The estimated fair market value of the aircraft held for sale at June 30, 2004 was based the current selling price of similar aircraft. The carrying value of the Partnership's two other aircraft was not adjusted at June 30, 2004 because their cost basis determined at lease expiration was less than the current estimated fair market value. No adjustments to the market value of aircraft held for sale were made during the same periods in 2003.

The absence of depreciation expense and management fees to the General Partner during the three and six months ended June 30, 2004, as compared to the same periods in 2003, was due to all lease terms having expired during 2003.

Operating expenses increased during the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to maintenance and storage related costs associated with the aircraft while they are being held for sale. During the three and six months ended June 30, 2004, four aircraft were held in storage, as compared to the same periods in 2003, when one aircraft was kept in storage.

Administration and other expense increased slightly during the three months and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to higher legal fees related to various SEC and investor reporting matters.

Liquidity and Cash Distributions

Liquidity - No further rent payments were due during the six months ended June 30, 2004 since all lease terms expired during 2003. The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the six months ended June 30, 2003.

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

Cash Distributions - Cash distributions to Limited Partners during the six months ended June 30, 2004 and 2003 were $499,683, or $1.00 per Limited Partnership Unit, and $2,499,120, or $5.00 per Unit, respectively. The General Partner has determined that it is in the best interests of the Partnership to suspend any further cash distributions until the Partnership is in a position to dissolve, wind up and terminate, and make a final distribution of its remaining cash. In reaching this conclusion, the General Partner considered the anticipated costs of storing and insuring the aircraft pending sale, the anticipated costs of marketing and preparing the aircraft for sale, the anticipated costs of winding up the Partnership's business, the uncertainty as to the period of time required to sell the aircraft and wind up the Partnership, the uncertainty as to the terms on which the Partnership's aircraft may be sold and the desirability of maintaining a prudent level of cash reserves for Partnership needs and contingencies.

The Partnership does not have any material off balance sheet commitments or obligations.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

PIMC management reviewed the Partnership's internal controls and procedures and the effectiveness of these controls. As of June 30, 2004, PIMC management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in its periodic SEC filings.

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

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 2003 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2004, there are several pending legal proceedings involving the Partnership. There have been no material developments with respect to such proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  2003 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 2004 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                    POLARIS AIRCRAFT INCOME FUND III,
                                    A California Limited Partnership
                                    (Registrant)

                                    By: Polaris Investment
                                        Management Corporation,
                                        General Partner


August 13, 2004                     By: /s/Stephen E. Yost
---------------                         ----------------------------------------
                                        Stephen E. Yost, Chief Financial Officer