Form 10-Q
period 2004-09-30
POLARIS AIRCRAFT INCOME FUND III
filed 2004-11-15
CIK 806031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 2004




                                      INDEX



Part I.    Financial Information                                            Page


         Item 1.      Financial Statements (Unaudited)

              a) Condensed Balance Sheets - September 30, 2004 and
                  December 31, 2003............................................3

              b) Condensed Statements of Operations - Three and Nine Months
                  Ended September 30, 2004 and 2003............................4

              c)  Condensed Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2003
                  and Nine Months Ended September 30, 2004.....................5

              d)  Condensed Statements of Cash Flows - Nine Months
                  Ended September 30, 2004 and 2003............................6

              e)  Notes to Condensed Financial Statements......................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........10

         Item 4.      Controls and Procedures.................................13



Part II.   Other Information

         Item 1.      Legal Proceedings.......................................14

         Item 6.      Exhibits................................................14

         Signature    ........................................................15

                          Part I. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,   December 31,
                                                        2004            2003
                                                        ----            ----

ASSETS:

CASH AND CASH EQUIVALENTS                             $ 1,664,808   $ 2,524,997

RECEIVABLE FROM AFFILIATE                                  20,880          --

OTHER RECEIVABLES                                           1,147         1,836

AIRCRAFT HELD FOR SALE                                    570,000       400,000

PREPAID EXPENSE                                             1,138          --
                                                      -----------   -----------

         Total Assets                                 $ 2,257,973   $ 2,926,833
                                                      ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $      --     $    96,353

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                            66,221        54,420
                                                      -----------   -----------

         Total Liabilities                                 66,221       150,773
                                                      -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                    (3,868,519)   (3,862,671)
    Limited Partners, 499,553 units in 2004
      and 499,683 units in 2003
      issued and outstanding                            6,060,271     6,638,731
                                                      -----------   -----------

         Total Partners' Capital                        2,191,752     2,776,060
                                                      -----------   -----------

         Total Liabilities and Partners' Capital      $ 2,257,973   $ 2,926,833
                                                      ===========   ===========

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                               -------------               -------------

                                           2004            2003        2004           2003
                                           ----            ----        ----           ----
REVENUES:
   Rent from operating leases           $      --     $   441,109   $      --     $ 1,376,965
   Interest                                   7,973         5,555        17,958        17,624
   Lessee return condition settlements         --          44,270          --          44,270
   Lessee settlements                        81,458          --         163,982        76,279
                                        -----------   -----------   -----------   -----------

           Total Revenues                    89,431       490,934       181,940     1,515,138
                                        -----------   -----------   -----------   -----------

EXPENSES:
   Depreciation                                --         803,786          --       1,466,624
   Write-up of aircraft held for sale      (101,800)         --        (170,000)         --
   Management fees to general partner          --          12,386          --          38,510
   Operating                                 37,791        13,472       121,519        42,604
   Administration and other                  69,287        85,688       259,526       258,777
                                        -----------   -----------   -----------   -----------

           Total Expenses                     5,278       915,332       211,045     1,806,515
                                        -----------   -----------   -----------   -----------

NET INCOME (LOSS)                       $    84,153   $  (424,398)  $   (29,105)  $  (291,377)
                                        ===========   ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER               $       841   $    (4,244)  $    49,672   $   197,478
                                        ===========   ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $    83,312   $  (420,154)  $   (78,777)  $  (488,855)
                                        ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $      0.16   $     (0.84)  $     (0.16)  $     (0.98)
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

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                            Year Ended December 31, 2003 and
                                          Nine Months Ended September 30, 2004

                                          General        Limited
                                          Partner       Partners        Total
                                          -------       --------        -----

Balance, December 31, 2002              $(3,784,552)  $ 9,420,501   $ 5,635,949

    Net income (loss)                       199,561      (282,650)      (83,089)

    Cash distribution to partners
       ($5.00 per Limited
       Partnership Unit)                   (277,680)   (2,499,120)   (2,776,800)
                                        -----------   -----------   -----------

Balance, December 31, 2003               (3,862,671)    6,638,731     2,776,060

    Net income (loss)                        49,672       (78,777)      (29,105)

    Cash distribution to partners
       ($1.00 per Limited
       Partnership Unit)                    (55,520)     (499,683)     (555,203)
                                        -----------   -----------   -----------

Balance, September 30, 2004             $(3,868,519)  $ 6,060,271   $ 2,191,752
                                        ===========   ===========   ===========


   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                       2004           2003
                                                       ----           ----

OPERATING ACTIVITIES:
     Net loss                                      $   (29,105)  $  (291,377)
     Adjustments to reconcile net loss to net
      cash (used in) provided by operating
      activities:
      Depreciation                                        --       1,466,624
      Write-up of aircraft held for sale              (170,000)         --
       Changes in operating assets and liabilities:
          Increase in receivable from affiliate        (20,880)         --
          Decrease in rent and other receivables           689        97,855
          (Decrease) increase in payable to
            affiliates                                 (96,353)        4,617
          Increase (decrease) in accounts
            payable and accrued liabilities             11,801       (59,481)
          Decrease in deferred income                     --        (316,966)
          Increase in prepaid expense                   (1,138)       (4,126)
                                                   -----------   -----------

          Net cash (used in) provided by
            operating activities                      (304,986)      897,146
                                                   -----------   -----------

FINANCING ACTIVITIES:
     Cash distributions to partners                   (555,203)   (2,776,800)
                                                   -----------   -----------

          Net cash used in financing
            activities                                (555,203)   (2,776,800)
                                                   -----------   -----------

CHANGES IN CASH AND CASH EQUIVALENTS                  (860,189)   (1,879,654)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                             2,524,997     4,118,926
                                                   -----------   -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                 $ 1,664,808   $ 2,239,272
                                                   ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Transfer of operating lease assets to
    assets held for sale                           $      --     $   100,000
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

                        POLARIS AIRCRAFT INCOME FUND III,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Organization and the Partnership

Polaris Aircraft Income Fund III, A California Limited Partnership (PAIF-III or the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits or losses during the periods ended December 31, 1984, 1985 and 1986. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 30, 1987 at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 30, 1987 and are referred to collectively as the Limited Partners. During January 1998, 40 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During the nine months ended September 30, 2004, 130 units were abandoned. At September 30, 2004, there were 499,553 units outstanding, net of redemptions.

As of September 30, 2004, the Partnership owned four aircraft. On September 20, 2004, the Partnership entered into a Letter of Intent to sell its four remaining aircraft to an unaffiliated buyer for a total selling price of $800,000. Upon completion of such sale, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. While there can be no assurance as to either the timing of such sale or whether such sale may be completed, the General Partner intends to seek to complete such sale during the fourth quarter of 2004.

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


Note 3.  Related Parties

Under the Limited Partnership Agreement (the Agreement), the Partnership paid the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                                      Payments made during the
                                                         Three Months Ended
                                                         September 30, 2004
                                                         ------------------

Out-of-Pocket Operating
    Expense Reimbursement                                     $ 68,264

Out-of-Pocket Administrative
    Expense Reimbursement                                      178,363
                                                              --------

                                                              $246,627
                                                              ========

As of September 30, 2004, the Partnership also has a net Receivable from Affiliate of $20,880 which is comprised of a receivable due from PIMC totaling $37,383 (see Note 6) and a payable due to PIMC totaling $16,503 representing reimbursement of out-of-pocket administrative expenses.


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


Note 5.  Aircraft and Depreciation

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft has been increased.

Aircraft on lease were carried at cost unless deemed impaired, in which case the asset was recorded at fair value. Aircraft on lease were deemed impaired, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) was less than the carrying value of the aircraft. An impairment loss was recognized equal to the excess of the net carrying value of the asset over its fair value.

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the three and nine months ended September 30, 2004, the Partnership recognized a write-up of $101,800 and $170,000, respectively, in the carrying value of aircraft held for sale due to changes in estimated fair market values based on the selling price of the Partnership's four aircraft in a Letter of Intent to sell dated September 20, 2004. The adjustments to increase the net carrying value did not result in a net carrying value in excess of the original net carrying value of the assets when they were initially designated as held for sale. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.


Note 6.  Subsequent Events

On November 5, 2004, the Partnership received a payment of $85,853 representing a distribution from an original administrative rent claim in the amount of $465,277 filed against a former lessee's bankrupt estate. Also, in November 2004, the Partnership received a payment of $35,683 (plus interest of $1,700) representing a distribution associated with the original rent claim that was remitted by the bankruptcy estate to GECAS in December 2002. This payment is included in Lessee Settlements on the Statement of Operations for the three and nine months ended September 30, 2004 and is included in Receivable from Affiliate as of September 30, 2004. Further, the Partnership expects to receive an additional payment totaling $92,535 from the bankruptcy estate associated with the administrative rent claim during the fourth quarter of 2004. As such it is expected that the Partnership will ultimately received 100% of the administrative claim amount.

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

All forward-looking statements speak only as of the date of this report, or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Partnership or any person acting on its behalf are qualified by the cautionary statements in this report. The Partnership does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Overview

At September 30, 2004, Polaris Aircraft Income Fund III (PAIF-III or the Partnership) owned a portfolio of four used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30) out of its original portfolio of 38 aircraft. These DC-9-30 aircraft were being stored in New Mexico and were being marketed for sale. On September 20, 2004, the Partnership entered into a Letter of Intent to sell its four remaining aircraft to an unaffiliated buyer for a total selling price of $800,000. Upon completion of such sale, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. While there can be no assurance as to either the timing of such sale or whether such sale may be completed, the General Partner intends to seek to complete such sale during fourth quarter of 2004.

Partnership Operations

The Partnership recorded net income of $84,153, or $0.16 per Limited Partnership Unit, for the three months ended September 30, 2004, as compared to a net loss of $424,398, or $0.84 per Limited Partnership Unit, for the three months ended September 30, 2003. The Partnership recorded a net loss of $29,105, or $0.16 per Limited Partnership Unit, for the nine months ended September 30, 2004, compared to a net loss of $291,377, or $0.98 per Limited Partnership Unit, for the nine months ended September 30, 2003. Variances in net income may not correspond to variances in net income per Limited Partnership Unit due to the allocation of components of income and loss in accordance with the Partnership Agreement.

The increase in net income during the three months ended September 30, 2004 and the decrease in net loss for the nine months ended September 30, 2004, as compared to the same periods in 2003, is primarily due to the write-up of the carrying value of aircraft held for sale, an absence of depreciation expense and management fees to the General Partner, partially offset by an absence of rental income, along with an increase in operating expenses, as discussed below.

The absence of rental income from operating leases during the three and nine months ended September 30, 2004, as compared to $441,109 and $1,376,965, respectively, in the same periods in 2003, is due to all lease terms having expired during 2003.

Interest income increased slightly during the three and nine months ended September 30, 2004, as compared to the same periods in 2003, primarily due to the recent increase in interest rates.

During the three and nine months ended September 30, 2004, the Partnership recognized lessee settlement income in the amount of $81,458 and $163,982, respectively, as compared to $0 and $76,279, respectively, recognized during the same periods in 2003. The payments received during the 2004 and 2003 periods resulted from distributions by a former lessee's bankrupt estate representing a portion of the $465,277 administrative rent claims initially filed by the Partnership pursuant to the bankruptcy (also see Note 6).

Lessee return condition settlements were $44,270 during the three and nine months ended September 30, 2003, as compared to $0 for the same periods in 2004. The return condition payment received during the 2003 periods was for an aircraft that went off lease on September 15, 2003.

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the three and nine months ended September 30, 2004, the Partnership recognized income of $101,800 and $170,000, or $0.20 and $0.34, respectively, per Limited Partnership Unit, on the write-up of the carrying value of two of its aircraft, which previously had been reduced through additional depreciation expense as the result of past reviews of estimated market values. The estimated fair market value of the aircraft held for sale at September 30, 2004 was based on the selling price of the Partnership's four aircraft in the Letter of Intent dated September 20, 2004. The carrying value of the Partnership's two other aircraft was not adjusted at September 30, 2004 because their cost basis determined at lease expiration was less than the current estimated fair market value. No adjustments to the market value of aircraft held for sale were made during the same periods in 2003.

The absence of depreciation expense and management fees to the General Partner during the three and nine months ended September 30, 2004, as compared to the same periods in 2003, was due to all lease terms having expired during 2003.

Operating expenses increased during the three and nine months ended September 30, 2004, as compared to the same periods in 2003, primarily due to maintenance and storage-related costs associated with the aircraft while they are being held for sale. During the three and nine months ended September 30, 2004, four aircraft were held in storage, as compared to the same periods in 2003, when one aircraft was kept in storage.

Administration and other expense decreased during the three months September 30, 2004, as compared to the same period in 2003, primarily due to decreased legal fees related to various SEC and investor reporting matters and printing and postage expenses. Administration and other expense increased slightly during the nine months ended September 30, 2004, as compared to the same period in 2003.

Liquidity and Cash Distributions

Liquidity - No further rent payments were due during the nine months ended September 30, 2004 since all lease terms expired during 2003. The Partnership received all payments due from its sole lessee for the aircraft remaining on lease during the nine months ended September 30, 2003.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution and terminate the Partnership thereafter, however, it is uncertain when this liquidation will occur. On September 20, 2004, the Partnership entered into a Letter of Intent to sell its four remaining aircraft to an unaffiliated buyer for a total selling price of $800,000. While there can be no assurance as to either the timing of such sale or whether such sale may be completed, the General Partner intends to seek to complete such sale during fourth quarter of 2004. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to Limited Partners during the nine months ended September 30, 2004 and 2003 were $499,683, or $1.00 per Limited Partnership Unit, and $2,499,120, or $5.00 per Unit, respectively. The General Partner has determined that it is in the best interests of the Partnership to suspend any further cash distributions until the Partnership is in a position to dissolve, wind up and terminate, and make a final distribution of its remaining cash. In reaching this conclusion, the General Partner considered the anticipated costs of storing and insuring the aircraft pending sale, the anticipated costs of marketing and preparing the aircraft for sale, the anticipated costs of winding up the Partnership's business, the uncertainty as to the period of time required to sell the aircraft and wind up the Partnership, the uncertainty as to the terms on which the Partnership's aircraft may be sold and the desirability of maintaining a prudent level of cash reserves for Partnership needs and contingencies.

The Partnership does not have any material off-balance sheet commitments or obligations.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

PIMC management reviewed the Partnership's internal controls and procedures and the effectiveness of these controls. As of September 30, 2004, PIMC management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in its periodic SEC filings.

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

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund III's (the Partnership) 2003 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2004, there are several pending legal proceedings involving the Partnership. There have been no material developments with respect to such proceedings during the period covered by this report. However, the Partnership has received the payments described in Note 6 to the Financial Statements.

Other Proceedings - Item 10 in Part III of the Partnership's  2003 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended June 30, 2004 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                    POLARIS AIRCRAFT INCOME FUND III,
                                    A California Limited Partnership
                                    (Registrant)

                                    By: Polaris Investment
                                        Management Corporation,
                                        General Partner


November 15, 2004                   By: /s/Stephen E. Yost
-----------------                       ----------------------
                                        Stephen E. Yost, Chief Financial Officer